Form 10-Q
period 1996-03-31
MEDCATH INC
filed 1996-05-15
CIK 931782

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996
                               ---------------------------

                                             OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to___________________


Commission file number              33-85458

                              MEDCATH INCORPORATED
             (Exact name of registrant as specified in its charter)

      North Carolina                                56-1635096
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

         7621 Little Avenue, Suite 106, Charlotte, North Carolina 28226
                    (Address of principal executive officers)
                                   (Zip Code)

                                 (704) 541-3228
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                  No_____

As of May 15, 1996, there were 11,117,795 Common Shares outstanding.

                                    MEDCATH INCORPORATED

                                         FORM 10-Q

                                       March 31, 1996

                                     Table of Contents

                                                                           Page
                                                                             No.

PART I - FINANCIAL INFORMATION (UNAUDITED)

   Item 1.  Condensed consolidated financial statements

             (Bullet) Condensed consolidated statements of income              3

             (Bullet) Condensed consolidated balance sheets                    4

             (Bullet) Condensed consolidated statements of cash flows          5

             (Bullet) Notes to condensed consolidated financial statements   6-8

   Item 2.  Management's discussion and analysis of
                   financial condition and results of operations            9-13

PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders               14

   Item 6.  Exhibits and Reports on Form 8-K                                  14


          Signatures                                                          15

                              MedCath Incorporated
              Unaudited Condensed Consolidated Statements of Income



                                                                     Three Months Ended March 31,       Six Months Ended March 31,
                                                                    ----------------------------------------------------------------
                                                                         1995            1996            1995              1996
                                                                    ------------    -------------    -------------    --------------

Revenue                                                             $ 10,142,810     $ 17,283,929     $ 20,055,764     $ 28,492,562

Operating expenses:
    Lab operating expenses                                             3,698,733        6,813,138        7,375,256       11,003,071
    Personnel costs                                                    2,148,933        4,747,845        4,459,636        7,124,210
    Depreciation                                                         767,353        1,106,632        1,516,584        1,838,790
    Amortization                                                         187,327          566,418          376,808          753,327
    Bad debt expense                                                        --            132,675             --            132,675
    Marketing, general and administrative                                972,594        1,263,780        1,904,228        2,624,027
                                                                    ------------     ------------     ------------     ------------
       Total operating expenses                                        7,774,940       14,630,488       15,632,512       23,476,100

Income from operations                                                 2,367,870        2,653,441        4,423,252        5,016,462

Interest expense                                                        (178,832)        (562,858)        (613,986)        (729,955)
Interest income                                                          256,752           70,925          310,780          254,054
Minority interest in partnership earnings                               (441,028)         (30,053)        (762,650)        (392,174)
Equity in net earnings of unconsolidated joint venture                    27,108           39,266           49,462           65,951
                                                                    ------------     ------------     ------------     ------------

Income before income taxes and extraordinary item                      2,031,870        2,170,721        3,406,858        4,214,338

Provision for income taxes                                              (802,880)        (868,288)      (1,341,012)      (1,685,735)

                                                                    ------------     ------------     ------------     ------------
Income before extraordinary item                                       1,228,990        1,302,433        2,065,846        2,528,603

Extraordinary loss on early extinguishment of debt
    (net of applicable income tax benefit of $139,700)                      --               --           (227,951)            --

                                                                    ------------     ------------     ------------     ------------
Net income                                                          $  1,228,990     $  1,302,433     $  1,837,895     $  2,528,603
                                                                    ============     ============     ============     ============

Net income per share:

    Income before extraordinary item                                $       0.14     $       0.14     $       0.26     $       0.28
    Extraordinary loss                                                      --               --              (0.03)            --
                                                                    ============     ============     ============     ============
    Net income                                                      $       0.14     $       0.14     $       0.23     $       0.28
                                                                    ============     ============     ============     ============


See notes to unaudited condensed consolidated financial statements.

                              MedCath Incorporated
                      Condensed Consolidated Balance Sheets


                                                                                                     September 30,         March 31,
                                                                                                         1995                1996
                                                                                                   --------------     --------------
                                                                                                                       (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                                        $  6,821,728       $  6,646,053
    Short-term investments                                                                             11,703,019          3,717,842
    Accounts receivable, net of allowance                                                               4,086,146         11,358,799
    Medical supplies                                                                                      365,191          1,057,129
    Deferred income taxes                                                                                 205,000            205,000
    Prepaid expenses and other current assets                                                             221,579            375,017
                                                                                                     ------------       ------------
       Total current assets                                                                            23,402,663         23,359,840

Property and equipment, net of accumulated depreciation                                                29,468,644         50,179,307

Other assets                                                                                            1,347,215          1,878,712

Start-up and organizational costs, net of accumulated amortization                                      2,489,156          7,264,461

Loans to affiliates                                                                                     3,370,236          4,927,193

Intangible assets, net of accumulated amortization                                                     18,293,782         19,522,406
                                                                                                     ------------       ------------

Total assets                                                                                         $ 78,371,696       $107,131,919
                                                                                                     ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                                 $    947,569       $  2,254,610
    Distribution payable to minority interest                                                             811,484            390,531
    Accrued liabilities                                                                                 2,139,873          4,029,510
    Income taxes payable                                                                                  125,694             89,673
    Current portion of obligations under capital leases                                                 1,612,165          1,621,134
    Current portion of long-term debt                                                                     526,402          1,295,233
                                                                                                     ------------       ------------
Total current liabilities                                                                               6,163,187          9,680,691

Deferred income taxes                                                                                   2,113,800          2,288,800

Long-term debt                                                                                         13,317,861         34,227,323
Obligations under capital leases                                                                        2,415,733          1,728,245
                                                                                                     ------------       ------------
Total liabilities                                                                                      24,010,581         47,925,059

Minority interest                                                                                       3,866,823          4,152,313

Shareholders' equity:
    Common stock, $.01 par value, 20,000,000 shares authorized, 8,684,543 shares issued and outstanding at September 30, 1995
       and 8,817,795 issued and outstanding at March 31, 1996                                              86,845             88,178
    Preferred stock, $.01 par value, 2,000,000 shares authorized, none
       issued or outstanding at September 30,1995 and March 31, 1996                                         --                 --
    Paid-in capital                                                                                    44,373,923         46,404,242
    Retained earnings                                                                                   6,033,524          8,562,127
                                                                                                     ------------       ------------
Total shareholders' equity                                                                             50,494,292         55,054,547
                                                                                                     ------------       ------------

Total liabilities, minority interest and shareholders' equity                                        $ 78,371,696       $107,131,919
                                                                                                     ============       ============


See notes to unaudited condensed consolidated financial statements.

                              MedCath Incorporated
            Unaudited Condensed Consolidated Statements of Cash Flows



                                                                                                      Six Months Ended March 31,
                                                                                                  ----------------------------------
                                                                                                       1995                1996
                                                                                                  --------------     ---------------

Operating activities
Net income before extraordinary item                                                                $  2,065,846       $  2,528,603
Adjustments to reconcile net income before extraordinary item to net cash provided by operating activities:
    Depreciation and amortization                                                                      1,955,305          2,651,385
    Bad debt expense                                                                                        --              132,675
    Equity in net earnings of unconsolidated joint venture                                               (49,462)           (65,951)
    Current tax benefit of extraordinary loss                                                            139,700               --
    Deferred income taxes                                                                                   --              175,000
    Proforma tax provision of pooled entity                                                              211,012               --
    (Increase) decrease in current assets:
       Accounts receivable                                                                            (1,661,896)        (6,731,286)
       Medical supplies                                                                                   84,270           (662,523)
       Prepaid expenses and other current assets                                                          62,453           (153,438)
    Increase (decrease) in current liabilities:
       Accounts payable                                                                                  (79,399)         1,307,041
       Distribution payable to minority interest                                                         (91,328)          (420,953)
       Income taxes payable                                                                             (643,467)           (36,021)
       Accrued liabilities                                                                                 2,251          1,505,639
    Increase in other assets                                                                             (79,891)          (136,316)
                                                                                                    ------------       ------------
Net cash provided by operating activities                                                              1,915,394             93,855

Investing activities
Purchases of property and equipment                                                                   (4,101,296)       (22,348,514)
Additional investment in business                                                                       (654,800)              --
Start-up and organizational costs                                                                       (408,235)        (5,202,116)
Loans and advances to affiliates                                                                      (2,699,036)        (1,751,972)
Repayments of loans and advances to affiliates                                                              --              195,014
Net (purchases) sales of short-term investments                                                      (13,253,000)         7,985,177
                                                                                                    ------------       ------------
Net cash used in investing activities                                                                (21,116,367)       (21,122,411)

Financing activities
Repayments of obligations under capital leases                                                          (820,799)          (844,155)
Proceeds from issuance of long-term debt                                                               4,582,345         21,982,481
Repayments of long-term debt                                                                          (9,750,180)          (304,188)
Repayments of subordinated debt                                                                       (4,225,000)              --
Investments by minority partners                                                                         300,000            285,490
Proceeds from issuance of common stock                                                                28,927,360            131,652
Payment of loan acquisition costs and deferred loan fees                                                (472,402)          (398,399)
                                                                                                    ------------       ------------
                                                                                                    ------------       ------------
Net cash provided by financing activities                                                             18,541,324         20,852,881
                                                                                                    ------------       ------------
Net (decrease) increase in cash and equivalents                                                         (659,649)          (175,675)
Adjustment for the effect on cash flows of pooled
    entity's different fiscal year                                                                       195,701               --
Cash and cash equivalents, beginning of period                                                         3,465,805          6,821,728
                                                                                                    ------------       ------------
Cash and cash equivalents, end of period                                                            $  3,001,857       $  6,646,053
                                                                                                    ============       ============

See notes to unaudited condensed consolidated financial statements.

                              MedCath Incorporated
         Notes to Unaudited Condensed Consolidated Financial Statements
            For the Three and Six Month Periods Ended March 31, 1996




Note 1- General

The accompanying unaudited condensed consolidated financial statements of MedCath Incorporated ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements of the unaudited interim periods include all adjustments necessary for fair presentation of results for the periods and all such adjustments are of a normal recurring nature. The accompanying unaudited condensed consolidated results of operations for the three and six-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Unless otherwise specified, capitalized terms used herein are used as defined in the Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Net Income Per Share

The computation of primary and fully diluted net income per share is based upon the weighted average number of common shares and common equivalent shares, if dilutive, outstanding during the period. The computation of fully diluted net income per share also takes into consideration the use of market price at the end of the period, when higher than the average market price for the period. Common stock equivalents represent the dilutive effect of the exercise of all outstanding stock options. The number of shares used in the primary net income per share computations were 8,814,067 and 9,132,538 for the three month periods ended March 31, 1995 and 1996, respectively and 7,892,856 and 9,061,070 for the six month periods ended March 31, 1995 and 1996, respectively. Fully diluted net income per share is not presented because it does not differ from primary net income per share.

Note 3 - Restatement of Prior Year Results of Operations and Cash Flows

In April 1995, the Company acquired all of the outstanding shares of HealthTech, an operator of ten Mobile Cath Labs, in exchange for one million shares of the Company's common stock in a transaction accounted for as a pooling-of-interests. Accordingly, the accompanying condensed consolidated financial statements for the three and six month periods ended March 31, 1995 have been restated to include the results of operations and cash flows of HealthTech.

                              MedCath Incorporated
         Notes to Unaudited Condensed Consolidated Financial Statements
            For the Three and Six Month Periods Ended March 31, 1996


Note 4 - Long-Term Debt

Long term debt consisted of the following:


                                                                        September 30,       March 31,
                                                                            1995               1996
                                                                     --------------------------------------

The Revolver                                                           $          100      $   5,000,000
McAllen REIT Loan (as defined below)                                       12,467,339         13,750,000
Arkansas REIT Loan (as defined below)                                               -          5,668,675
Installment notes payable to equipment lenders                                      -          9,987,190
Other notes payable                                                         1,376,824          1,116,691
                                                                     --------------------------------------
                                                                           13,844,263         35,522,556
Less current portion                                                         (526,402)        (1,295,233)
                                                                     ======================================
                                                                        $  13,317,861       $ 34,227,323
                                                                     ======================================



On January 31, 1996, the Company's Credit Agreement was amended to increase the maximum amount available under the Revolver from $ 11 million to $20 million. The computed amount available as of March 31, 1996 ("the Borrowing Base") was approximately $12.9 million. The Company may elect to borrow funds with an applicable interest rate based on prime (as defined by the lender) or the 30, 60, or 90 day London Interbank Offered Rate ("LIBOR"). The interest rate on prime-based borrowings can range from prime to prime plus 1/2% and interest is payable quarterly. The interest rate on LIBOR-based loans can range from LIBOR plus 1.15% to LIBOR plus 1.8% and is payable as the 30, 60 or 90 day loans mature. The prime and LIBOR-based interest rates vary based on the Company's attainment of certain financial objectives. On January 31, 1998, the amount outstanding under the Revolver converts to a term loan, payable in 16 equal installments beginning on March 31, 1998 and continuing through December 31, 2001. The commitment fee on the unused portion of the Revolver is 1/4%.

In August 1994, the McAllen Partnership entered into a construction and term loan agreement with a real estate investment trust ("REIT") for the purpose of financing the land acquisition and construction costs of the McAllen Heart Hospital (the "McAllen REIT Loan"). The McAllen REIT Loan provides for maximum borrowings of $13.75 million. In December 1995, the total amount outstanding of $13.75 million under the McAllen REIT Loan converted to a seven-year term loan, and beginning on February 1, 1998 and continuing through January 1, 2003, becomes due in monthly installments using a 25-year amortization schedule with a balloon payment due on February 1, 2003. Interest is payable monthly on the outstanding borrowings. As of March 31, 1996, the interest rate was 10.19%, which represents 4 1/2% above a rate index tied to seven-year U.S. Treasury Notes, and will increase by 22 basis points per year.

In December 1995, the Company entered into a construction and term loan agreement with a REIT for the purpose of financing the land acquisition and construction costs of the Arkansas Heart Hospital (the "Arkansas REIT Loan"). The Arkansas REIT Loan provides for maximum borrowings of $27 million and converts to a seven-year term loan upon completion of the Arkansas Heart Hospital. As of March 31, 1996, the interest rate on the Arkansas REIT Loan was 10.90%, which represents a designated bank's base rate plus 2 1/2%. Upon completion of construction, the interest rate changes to 4 1/2% above a rate index tied to seven-year U.S. Treasury Notes, and subsequently increases by 22 basis points per year. Interest is payable monthly on the outstanding borrowings.

                              MedCath Incorporated
         Notes to Unaudited Condensed Consolidated Financial Statements
            For the Three and Six Month Periods Ended March 31, 1996


Note 4 - Long - Term Debt (continued)

The Credit Agreement, McAllen REIT Loan and the Arkansas REIT Loan contain certain restrictive covenants which prohibit the payment of dividends and require the maintenance of specific financial ratios and amounts. The Company was in compliance with these covenants as of March 31, 1996.

In 1995, the Company obtained financing of up to $12 million in installment notes payable to equipment lenders for the purpose of purchasing equipment for the McAllen Heart Hospital. Amounts borrowed under these notes are payable in monthly installments of principal and interest over five to seven-year terms. Interest is at fixed rates, to be determined at the closing date of the respective notes, at 3% to 4.17% above a rate index tied to three to five-year U.S. Treasury Notes. As of March 31, 1996, the outstanding borrowings under these installment notes bear interest from 8.54% to 10%.

Note 5 - Acquisitions

MedCath Physician Management of Virginia, Inc.

In February 1996, the Company acquired MedCath Physician Management of Virginia, Inc. ("MPMV"), a newly formed management services organization. In connection with this acquisition, the Company issued common stock valued at $1.9 million for assets with a fair value of $2.3 million and assumed liabilities of $400,000. MPMV has a 40-year contract to manage Mid-Atlantic Medical Specialists, Inc. ("Mid-Atlantic"), a nine physician practice, which includes two cardiologists, located in southwest Virginia.

Note 6 - Subsequent Events

In April 1996, the Company announced it has formed a venture for the purpose of constructing and operating the Austin Heart Hospital to be located in Austin, Texas. The Company anticipates the total cost of the Austin Heart Hospital will be approximately $27.5 million. The Company expects to open the Austin Heart Hospital in fiscal 1998.

In April 1996, the Company completed a public offering of 2.3 million shares of its common stock. Gross and net proceeds from the offering were $66.1 and $62.6 million respectively. A portion of the proceeds were used to repay the entire $5.0 million outstanding under the Revolver and $3.3 million was used to retire obligations under capital leases. The remainder of the proceeds will be used to fund (i) a portion of the construction and start-up costs of the Arkansas, Tucson and Austin Heart Hospitals and the development of new heart hospitals and Fixed-Site Facilities, (ii) potential future acquisitions, (iii) working capital and (iv) general corporate purposes.

                              MedCath Incorporated
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
            For the Three and Six Month Periods Ended March 31, 1996

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes. All References to a "Note" are to the "Notes to Unaudited Condensed Consolidated Financial Statements" contained herein. Unless otherwise specified, capitalized terms used herein are used as defined in the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and all references to the three and six month periods refer to the respective periods ended March 31, 1995 and 1996.

Acquisitions and New Operations

In January 1996, the Company opened its first heart hospital, the McAllen Heart Hospital, located in McAllen, Texas. The Company currently has three additional heart hospitals under development, two of which are expected to open in fiscal 1997 and the third in fiscal 1998. As expected during the initial phase-in period of heart hospital operations, the McAllen Heart Hospital experienced operating losses during the three months ended March 31, 1996.

In February 1996, the Company acquired MPMV, a newly-formed management services organization, which under a 40-year agreement manages Mid-Atlantic, a nine physician practice that includes two cardiologists, located in southwest
Virginia. This is the second physician practice to which the Company provides management services.

Results of Operations

The following table sets forth, for the periods presented, the percentage of the Company's revenue represented by certain items reflected in the Unaudited Condensed Consolidated Statements of Income:



                                                           Three Months Ended          Six Months Ended
                                                                March 31,                 March 31,
                                                       ------------------------------------------------------
                                                            1995         1996         1995         1996
                                                       ------------------------------------------------------

Revenue                                                     100.0%        100.0%       100.0%       100.0%
Lab operating expense                                        36.5          39.4         36.8         38.6
Personnel costs                                              21.2          27.4         22.2         25.0
Depreciation                                                  7.6           6.4          7.5          6.5
Amortization                                                  1.8           3.3          1.9          2.6
Bad debt expense                                              -              .8          -             .5
Marketing, general and administrative                         9.6           7.3          9.5          9.2
                                                       ------------------------------------------------------
    Total operating expenses                                 76.7          84.6         77.9         82.4
                                                       ------------------------------------------------------
Income from operations                                       23.3          15.4         22.1         17.6
Interest expense                                             (1.8)         (3.3)        (3.0)        (2.5)
Interest income                                               2.5            .4          1.5           .9
Minority interest in partnership earnings                    (4.3)          (.2)        (3.8)        (1.4)
Equity in net income of unconsolidated joint venture           .3            .2           .2           .2
                                                       ------------------------------------------------------
Income before income taxes and extraordinary item            20.0          12.5         17.0         14.8
Provision for income taxes                                   (7.9)         (5.0)        (6.7)        (5.9)
                                                       ------------------------------------------------------

Income before extraordinary item                             12.1           7.5         10.3          8.9
Extraordinary loss                                            -             -           (1.1)         -
                                                       -----------------------------------------------------
                                                       ======================================================
Net income                                                   12.1%          7.5%         9.2%         8.9%
                                                       ======================================================



                              MedCath Incorporated
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
            For the Three and Six Month Periods Ended March 31, 1996

Results of Operations (continued)

Revenue

Revenue for the three months ended March 31, 1995 and 1996 was $10.1 million and $17.3 million, respectively, an increase of $7.2 million, or 70.4%. Revenue for the six months ended March 31, 1995 and 1996 was $20.0 million and $28.4 million, respectively, an increase of $8.4 million, or 42.1%.

The majority of the increase in total revenue for the three and six month periods ended March 31, 1996 was attributable to patient revenues at the McAllen Heart Hospital which opened in January 1996. Revenues from Managed Practices increased for the three and six month periods due to an increase in revenue from the contract to manage AMC, primarily as a result of increased patient volumes and the number of physicians practicing at AMC and due to the revenues from the recently acquired contract to manage Mid-Atlantic. Revenues from the management of Fixed-Site Facilities increased during the three and six month periods due primarily to increased patient volumes at the Sun City Cardiac Center. Revenues from Mobile Cath Labs increased during the three and six month periods due to an increase in the number of Mobile Cath Labs operated by the Company from 21 in 1995 to 23 in 1996. The remaining increases in revenues are attributable to small volume increases at the Company's remaining operations.

Lab Operating and Personnel Costs

Lab operating and personnel costs were $5.9 million and $11.6 million for the three months ended March 31, 1995 and 1996, respectively, an increase of $5.7 million, or 97.7%. Lab operating and personnel costs were $11.8 and $18.1 million for the six months ended March 31, 1995 and 1996, respectively, an increase of $6.3 million, or 53.2%.

The majority of the increase in total lab operating and personnel costs for the three and six month periods ending March 31, 1996 is attributable to the opening of the McAllen Heart Hospital and the acquisition of MPMV and the related expenses incurred at each of these new operations. The remainder of the total increase for the three and six month periods is attributable to an increase in patient volume and physicians practicing at AMC, increased patient volumes at the Sun City Cardiac Center, an increase in the number of Mobile Cath Labs operated by the Company and small increases in procedure volumes at the Company's other operations.

As a percentage of revenue, lab operating and personnel costs were 57.7% and 66.9% for the three months ended March 31, 1995 and 1996, respectively and were 59.0% and 63.6% for the six months ended March 31, 1995 and 1996. The increase in each period is attributable to (i) the initial phase-in of the McAllen Heart Hospital operations, (ii) an increase in revenues from the contract to manage AMC, which includes the reimbursement of expenses incurred in managing the practice and (iii) the recently acquired contract to manage Mid-Atlantic, which generates slightly lower margins than some existing operations of the Company.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 1995 and 1996 was $955,000 and $1.7 million, respectively, an increase of $718,000, or 75.2%. Depreciation and amortization for the six months ended March 31, 1995 and 1996 was $1.9 million and $2.6 million, respectively, an increase of $699,000, or 36.9%. The increases for the three and six month periods ended March 31, 1996 are attributable to depreciation of the hospital building and equipment and the amortization of start-up and organizational costs of the McAllen Heart Hospital, which opened in January 1996.

                              MedCath Incorporated
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
            For the Three and Six Month Periods Ended March 31, 1996


Bad Debt Expense

Bad debt expense for the three and six months ended March 31, 1996 was $133,000 and was attributable to provisions for receivables at the McAllen Heart Hospital. MedCath has historically not experienced any significant bad debt expense at its other operations.

Marketing, General and Administrative Expenses

Marketing, general and administrative expenses for the three months ended March 31, 1995 and 1996 was $973,000 and $1.3 million, respectively, an increase of $291,000, or 29.9%. Marketing, general and administrative expenses for the six months ended March 31, 1995 and 1996 was $1.9 million and $2.6 million, respectively, an increase of $720,000, or 37.8%.

These increases for the three and six months ended March 31, 1996 are attributable to salaries and other personnel costs incurred by the Company's Hospital and Physician Practice Management Divisions, as well as its Human Resources department, all of which were established during fiscal 1996. In addition, the Company added several development personnel to pursue new business opportunities and establish new physician relationships and added accounting and financial personnel to support the growth in management services. The balance of these increases resulted from higher professional fees associated with pursuing new business opportunities, bonuses and increases in salaries, and the costs associated with annual reporting as a public company.

Interest Expense

Interest expense for the three months ended March 31, 1995 and 1996 was $179,000 and $563,000, respectively, an increase of 384,000, or 214.7%. Interest expense for the six months ended March 31, 1995 and 1996 was $614,000 and $730,000, respectively, an increase of $116,000, or 18.9%. The increases in each of the periods is attributable to interest incurred at the McAllen Heart Hospital, which opened in January 1996. During the six months ended March 31, 1995, the Company incurred interest on debt that was retired in December 1994 using a portion of the IPO proceeds.

Interest Income

Interest income for the three months ended March 31, 1995 and 1996 was $257,000 and $71,000, respectively, a decrease of 186,000, or 72.4%. Interest income for the six months ended March 31, 1995 and 1996 was $311,000 and $254,000, respectively, a decrease of $57,000, or 18.3%. The decreases in each of the periods is due to the fact that the Company earned additional interest income in 1995 from the proceeds of the IPO which have since been utilized by the Company.

                              MedCath Incorporated
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
            For the Three and Six Month Periods Ended March 31, 1996


Results of Operations (continued)

Minority Interest in Partnership Earnings

Minority interest in partnership earnings for the three months ended March 31, 1995 and 1996 was $441,000 and $30,000, respectively, a decrease of $411,000 or 93.2%. Minority interest in partnership earnings for the six months ended March 31, 1995 and 1996 was $763,000 and $392,000, respectively, a decrease of $371,000, or 48.6%. The decreases for the three and six months ended March 31, 1996 was entirely attributable to the minority partners share of the operating losses incurred at the McAllen Heart Hospital, which opened in January 1996.


Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating activities was $94,000 for the six months ended March 31, 1996. At March 31, 1996 accounts receivable was $11.4 million and increased $7.3 million during the six month period then ended primarily as a result of opening the McAllen Heart Hospital in January 1996. At March 3l, 1996, the Company had working capital of $13.7 million, including $10.4 million of cash and short-term investments.

Investing Cash Flows

During the six months ended March 31, 1996, the Company utilized a net of $21.1 million in investing activities consisting of $16.4 million to complete construction of and to fund equipment and initial start up costs of the McAllen Heart Hospital, $3.2 and $2.8 million for the purchase of land as the sites for the Arkansas and Tucson Heart Hospitals, respectively, $3.3 million to commence construction and development of the Arkansas Heart Hospital, $3.4 million primarily for other equipment purchases at the Company's other operations and working capital advances to affiliates, all of which were partially offset by $8.0 million generated from sales of short-term investments.

Financing Cash Flows

In January 1996, the Company's Credit Agreement was amended to increase the maximum amount available under the Revolver from $ 11 million to $20 million. The proceeds of the Revolver have been and will continue to be used to finance certain acquisitions approved by the lender, and to meet ongoing working capital requirements. During the six months ended March 31, 1996, the Company borrowed $5.0 million under the Revolver for working capital purposes at the McAllen Heart Hospital and to partially finance the acquisition of land as a site for the Tucson Heart Hospital. As of March 31, 1996, approximately $12.9 million was available under the Revolver (see Note 4).

The total cost of constructing and equipping the McAllen Heart Hospital, including land acquisition costs, was $27.3 million. The land and construction costs were financed primarily through the McAllen REIT Loan and during the six months ended March 31, 1996, the Company borrowed $1.3 million to complete construction of the McAllen Heart Hospital (see Note 4).

                              MedCath Incorporated
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
            For the Three and Six Month Periods Ended March 31, 1996


In 1995, the Company obtained financing of up to $12 million in installment notes payable to equipment lenders for the purpose of purchasing equipment for the McAllen Heart Hospital. During the six months ended March 31, 1996, the Company borrowed $10.0 million under these installment notes payable (see Note
4).

The Company anticipates that the total cost of constructing the Arkansas Heart Hospital and the Tucson Heart Hospital will be approximately $43 million and $31 million, respectively. Construction of the Arkansas Heart Hospital commenced in January 1996, and the Company expects that construction of the Tucson Heart Hospital will commence in fiscal 1996.

In December 1995, the Company obtained the Arkansas REIT Loan for the purpose of financing the land acquisition and construction costs of the Arkansas Heart Hospital. The Arkansas REIT Loan provides for maximum borrowings of $27 million and during the six months ended March 31, 1996, the Company borrowed $5.7 million to acquire the land on which the hospital will be constructed and to begin construction on the hospital.

In April 1996, the Company announced it has formed a venture for the purpose of constructing and operating the Austin Heart Hospital. The Company anticipates the total cost of the Austin Heart Hospital will be approximately $27.5 million. The Company expects to open the Austin Heart Hospital in fiscal 1998.

In April 1996, the Company completed a public offering of 2.3 million shares of its common stock. Gross and net proceeds from the offering were $66.1 and $62.6 million respectively. A portion of the proceeds were used to repay the entire $5.0 million outstanding under the Revolver and $3.3 million was used to retire obligations under capital leases. The remainder of the proceeds are to be used to fund (i) a portion of the construction and start-up costs of the Arkansas, Tucson and Austin Heart Hospitals and the development of new heart hospitals and Fixed-Site Facilities, (ii) potential future acquisitions, (iii) working capital and (iv) general corporate purposes.

The Company anticipates financing its future operations through a combination of amounts available under the Revolver, financing from other real estate lenders and various equipment lenders, cash reserves and operating cash flows. The Company believes the combination of these sources will be sufficient to meet the Company's currently anticipated heart hospital development, acquisition and working capital needs through fiscal 1996. In addition, in order to provide funds necessary for the continued pursuit of its business strategy, the Company expects to incur, from time to time, additional indebtedness to banks and other financial institutions and to issue, in public or private transactions, equity and debt securities. The availability and terms of any such financing will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Shareholders was held on February 15, 1996.

(c)      The matters voted upon and the results of the voting were as follows:

              (1) The shareholders voted 7,570,252 shares in the affirmative and none in the negative to re-elect each of the members of the board of directors. There were 4,358 votes withheld in each instance.


             (2) The shareholders voted 7,341,234 shares in the affirmative and
                  163,289 shares in the negative to increase the number of shares of Common Stock reserved for issuance under the Company's Omnibus Stock Plan. There were 70,087 votes withheld.


             (3) The shareholders voted 7,570,950 shares in the affirmative and
                  1,950 shares in the negative to ratify the Board of Directors' selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30,
                  1996.   There  were  1,710  notes withheld.

Item 6.  Exhibits and Reports on Form 8-K

             (a)    Exhibits

                    27       Financial Data Schedule

             (b)    Reports on Form 8-K

                      (1) The Company filed a Current Report on Form 8-K dated March 14, 1996 pursuant to Item 5 of that form reporting that the Company filed a registration statement with the Securities and Exchange Commission.

                      (2) The Company filed a Current Report on Form 8-K dated March 20, 1996 pursuant to Item 5 of that form reporting legal proceedings initiated against the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MEDCATH INCORPORATED


                  Date                       Signature and Title


             May 15, 1996                /s/  Daniel L. Belongia
                                         --------------------------
                                         Daniel L. Belongia
                                         Secretary and Chief Financial
                                         and Administrative Officer