Form 10-Q
period 1996-06-30
MEDCATH INC
filed 1996-08-14
CIK 931782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996
                               --------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


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

Yes      X                  No_____

As of August 14, 1996, there were 11,120,149 Common Shares outstanding.

                              MEDCATH INCORPORATED

                                    FORM 10-Q

                                  June 30, 1996

                                Table of Contents

                                                                          Page
                                                                          No.

PART I - FINANCIAL INFORMATION (UNAUDITED)

   Item 1.  Condensed consolidated financial statements

             Condensed consolidated statements of income                  3

             Condensed consolidated balance sheets                        4

             Condensed consolidated statements of cash flows              5

             Notes to condensed consolidated financial statements         6-8

   Item 2.  Management's discussion and analysis of
                   financial condition and results of operations          9-13

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                              14


          Signatures                                                      15


                              MedCath Incorporated
              Unaudited Condensed Consolidated Statements of Income



                                                            Three Months Ended June 30,         Nine Months Ended June 30,
                                                         --------------------------------------------------------------------
                                                              1995              1996              1995             1996
                                                         ---------------  -----------------  --------------------------------


Revenue                                                    $ 10,367,815    $    18,375,810     $ 30,423,579     $ 46,868,372

Operating expenses:
   Medical supplies and other                                 3,660,292          7,155,778       11,035,548       18,158,849
   Personnel costs                                            2,205,577          5,585,120        6,665,213       12,709,330
   Depreciation                                                 751,480          1,301,140        2,268,064        3,139,930
   Amortization                                                 169,750            639,379          546,558        1,392,706
   Provision for doubtful accounts                                    -            181,021                -          313,696
   Marketing, general and administrative                      1,452,570          1,245,898        3,356,798        3,869,925
                                                         ---------------  -----------------   --------------   ---------------

      Total operating expenses                                8,239,669         16,108,336       23,872,181       39,584,436

Income from operations                                        2,128,146          2,267,474        6,551,398        7,283,936

Interest expense                                               (171,403)          (719,281)        (785,389)      (1,449,236)
Interest income                                                 290,722            708,555          601,502          962,609
Minority interests in earnings of consolidated entities        (393,188)          (326,588)      (1,155,838)        (718,762)
Equity in net earnings of unconsolidated joint venture           27,205             23,693           76,667           89,644
                                                         ---------------  -----------------  ---------------   --------------

Income before income taxes and extraordinary item             1,881,482          1,953,853        5,288,340        6,168,191

Provision for income taxes                                     (745,950)          (781,541)      (2,086,962)      (2,467,276)

                                                         ---------------  -----------------  ---------------   --------------
Income before extraordinary item                              1,135,532          1,172,312        3,201,378        3,700,915

Extraordinary loss on early extinguishment of debt
   (net of applicable income tax benefit of $139,700)                 -                  -         (227,951)               -

                                                         ---------------  -----------------  ---------------   --------------
Net income                                                $   1,135,532    $     1,172,312    $   2,973,427     $  3,700,915
                                                         ===============  =================  ===============   ==============

Net income per share:

   Income before extraordinary item                       $       0.13     $         0.10     $        0.39     $       0.38
   Extraordinary loss                                                -                  -             (0.03)               -
                                                         ===============  =================  ===============   ==============
   Net income                                             $       0.13     $         0.10     $        0.36     $       0.38
                                                         ===============  =================  ===============   ==============

Weighted average number of common and common
   equivalent shares outstanding                             8,844,832         11,330,391         8,210,180        9,814,686

See notes to unaudited condensed consolidated financial statements.


                              MedCath Incorporated
                      Condensed Consolidated Balance Sheets


                                                                        September 30,        June 30,
                                                                            1995               1996
                                                                       ----------------   ---------------
                                                                                            (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                            $    6,821,728     $   5,457,694
   Short-term investments                                                   11,703,019        58,399,706
   Accounts receivable, net of allowance                                     4,086,146        10,885,263
   Medical supplies                                                            365,191         1,264,518
   Deferred income taxes                                                       205,000           205,000
   Prepaid expenses and other current assets                                   221,579         1,067,798
                                                                       ----------------   ---------------
      Total current assets                                                  23,402,663        77,279,979

Property and equipment, net of accumulated depreciation                     29,468,644        57,019,382

Other assets                                                                 1,347,215         1,739,015

Start-up and organizational costs, net of accumulated amortization           2,489,156         6,901,523

Loans to affiliates                                                          3,370,236         4,856,744

Intangible assets, net of accumulated amortization                          18,293,782        19,512,337
                                                                       ----------------   ---------------

Total assets                                                            $   78,371,696     $ 167,308,980
                                                                       ================   ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $      947,569     $   1,840,999
   Distribution payable to minority interests                                  811,484            11,396
   Accrued liabilities                                                       2,139,873         3,414,880
   Income taxes payable                                                        125,694            70,905
   Current portion of obligations under capital leases                       1,612,165                 -
   Current portion of long-term debt                                           526,402         1,808,099
                                                                       ----------------   ---------------
      Total current liabilities                                              6,163,187         7,146,279

Deferred income taxes                                                        2,113,800         2,450,000

Long-term debt                                                              13,317,861        34,764,493
Obligations under capital leases                                             2,415,733                 -
                                                                       ----------------   ---------------
Total liabilities                                                           24,010,581        44,360,772

Minority interests in equity of consolidated entities                        3,866,823         4,222,312

Shareholders' equity:
   Common stock, $.01 par value, 20,000,000 shares authorized, 8,684,543 shares issued and outstanding at September 30, 1995
      and 11,120,149 issued and outstanding at June 30, 1996                    86,845           111,202
   Preferred stock, $.01 par value, 2,000,000 shares authorized, none
      issued or outstanding at September 30,1995 and June 30, 1996                   -                 -
   Unrealized losses on short-term investments                                       -            (8,843)
   Paid-in capital                                                          44,373,923       108,889,098
   Retained earnings                                                         6,033,524         9,734,439
                                                                       ----------------   ---------------
Total shareholders' equity                                                  50,494,292       118,725,896
                                                                       ----------------   ---------------

Total liabilities, minority interests and shareholders' equity          $   78,371,696     $ 167,308,980
                                                                       ================   ===============

See notes to unaudited condensed consolidated financial statements.

                              MedCath Incorporated
            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                                  Nine Months Ended June 30,
                                                                           --------------------------------------
                                                                                 1995                 1996
                                                                           ------------------   -----------------

Operating activities
Net income before extraordinary item                                        $     3,201,378      $     3,700,915
Adjustments to reconcile net income before extraordinary item to net cash provided by operating activities:
    Depreciation and amortization                                                 2,899,637            4,628,788
    Provision for doubtful accounts                                                       -              313,696
    Equity in net earnings of unconsolidated joint venture                          (76,667)             (89,644)
    Current tax benefit of extraordinary loss                                       139,700                    -
    Gain on sale of property and equipment                                                -              (25,482)
    Deferred income taxes                                                                 -              336,200
    Pro forma tax provision of pooled entity                                        211,962                    -
    Unrealized loss on short-term investments                                             -               (8,843)
    (Increase) decrease in current assets:
      Accounts receivable                                                        (1,674,991)          (6,438,771)
      Medical supplies                                                              110,213             (869,912)
      Prepaid expenses and other current assets                                      71,722             (846,219)
    Increase (decrease) in current liabilities:
      Accounts payable                                                             (450,197)             893,430
      Distribution payable to minority interests                                    281,299             (800,088)
      Income taxes payable                                                         (507,967)             (54,789)
      Accrued liabilities                                                           603,419              891,007
    Increase in other assets                                                       (245,019)            (207,930)
                                                                           ------------------   -----------------
Net cash provided by operating activities                                         4,564,489            1,422,358

Investing activities
Purchases of property and equipment                                              (9,467,773)         (31,257,313)
Proceeds from sale of property and equipment                                              -              790,800
Additional investment in business                                                  (654,800)                   -
Start-up and organizational costs                                                  (872,173)          (5,292,784)
Loans and advances to affiliates                                                 (2,857,610)          (1,801,971)
Repayments of loans and advances to affiliates                                            -              315,463
Net purchases of short-term investments                                         (13,493,000)         (46,696,687)
                                                                           ------------------   -----------------
Net cash used in investing activities                                           (27,345,356)         (83,942,492)

Financing activities
Repayments of obligations under capital leases                                   (1,189,869)          (4,193,534)
Proceeds from issuance of long-term debt                                          9,026,323           28,558,535
Repayments of long-term debt                                                    (10,205,517)          (5,830,206)
Repayments of subordinated debt                                                  (4,225,000)                   -
Investments by minority partners                                                    300,000              355,489
Distributions to shareholders of pooled entity                                     (318,385)                   -
Proceeds from issuance of common stock                                           29,107,344           62,639,532
Payment of loan acquisition costs and deferred loan fees                           (472,402)            (373,716)
                                                                           ------------------   -----------------

Net cash provided by financing activities                                        22,022,494           81,156,100
                                                                           ------------------   -----------------
Net decrease in cash and equivalents                                               (758,373)          (1,364,034)
Adjustment for the effect on cash flows of pooled
    entity's different fiscal year                                                  195,701                    -
Cash and cash equivalents, beginning of period                                    3,465,805            6,821,728
                                                                           ------------------   -----------------
Cash and cash equivalents, end of period                                    $     2,903,133      $     5,457,694
                                                                           ==================   =================

See notes to unaudited condensed consolidated financial statements.

                              MedCath Incorporated
         Notes to Unaudited Condensed Consolidated Financial Statements
            For the Three and Nine Month Periods Ended June 30, 1996



Note 1- General

The accompanying unaudited condensed consolidated financial statements of MedCath Incorporated ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements for the unaudited interim periods include all adjustments necessary for fair presentation of results for the periods and all such adjustments are of a normal recurring nature. The accompanying unaudited condensed consolidated results of operations for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Unless otherwise specified, capitalized terms used herein are used as defined in the Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Net Income Per Share

The computation of primary and fully diluted net income per share is based upon the weighted average number of common and common equivalent shares, if dilutive, outstanding during the period. The computation of fully diluted net income per share also takes into consideration the use of market price at the end of the period, when higher than the average market price for the period. Common stock equivalents represent the dilutive effect of the exercise of all outstanding stock options. Fully diluted net income per share is not presented because it does not differ from primary net income per share.


Note 3 - Long-Term Debt

Long-term debt consisted of the following:

                                                                        September 30,         June 30,
                                                                            1995               1996
                                                                     --------------------------------------
The Revolver                                                            $         100     $            -
McAllen REIT Loan (as defined below)                                       12,467,339         13,750,000
Arkansas REIT Loan (as defined below)                                               -         11,330,270
Installment notes payable to equipment lenders                                      -         10,874,246
Other notes payable                                                         1,376,824            618,076
                                                                     --------------------------------------
                                                                           13,844,263         36,572,592
Less current portion                                                         (526,402)        (1,808,099)
                                                                     ======================================
                                                                        $  13,317,861     $   34,764,493
                                                                     ======================================


On January 31, 1996, the Company's Credit Agreement was amended to increase the maximum amount available under the Revolver from $11 million to $20 million. The computed amount available as of June 30, 1996 (the "Borrowing Base") was approximately $17.9 million. The Company may elect to borrow funds with an applicable interest rate based on prime (as defined by the lender) or the 30, 60, or 90 day London Interbank Offered Rate ("LIBOR"). The interest rate on prime-based borrowings can range from prime to prime plus 1/2% and interest is payable quarterly. The interest rate on LIBOR-based loans can range from LIBOR plus 1.15% to LIBOR plus 1.8% and interest is payable as the 30, 60, or 90 day loans mature. The prime and LIBOR-based interest rates vary based on the Company's attainment of certain financial objectives. On January 31, 1998, the amount outstanding under the Revolver converts to a term loan, payable in 16 equal quarterly installments beginning on March 31, 1998 and continuing through December 31, 2001. The commitment fee on the unused portion of the Revolver is 1/4% per annum.

In August 1994, the McAllen Partnership entered into a construction and term loan agreement with a real estate investment trust ("REIT") for the purpose of financing the land acquisition and construction costs of the McAllen Heart Hospital (the "McAllen REIT Loan"). In December 1995, the total amount outstanding of $13.75 million under the McAllen REIT Loan converted to a seven-year term loan, and beginning on February 1, 1998 and continuing through January 1, 2003, becomes due in monthly installments using a 25-year amortization schedule with a balloon payment due on February 1, 2003. Interest is payable monthly on the outstanding borrowings. As of June 30, 1996, the interest rate was 10.19% and will increase by 22 basis points per year beginning February 1, 1997.

In December 1995, the Company entered into a construction and term loan agreement with a REIT for the purpose of financing the land acquisition and construction costs of the Arkansas Heart Hospital (the "Arkansas REIT Loan"). The Arkansas REIT Loan provides for maximum borrowings of $27 million and converts to a seven-year term loan upon completion of the Arkansas Heart Hospital. As of June 30, 1996, the interest rate on the Arkansas REIT Loan was 10.90%, which represents a designated bank's base rate plus 2 1/2%. Upon completion of construction, the interest rate changes to 4 1/2% above a rate index tied to seven-year U.S. Treasury Notes, and subsequently increases by 22 basis points per year. Interest is payable monthly on the outstanding borrowings.

The Credit Agreement, McAllen REIT Loan and the Arkansas REIT Loan contain certain restrictive covenants which prohibit the payment of dividends and require the maintenance of specific financial ratios and amounts. The Company was in compliance with these covenants as of June 30, 1996.

In 1995, the Company obtained financing of up to $12 million in installment notes payable to equipment lenders for the purpose of purchasing equipment for the McAllen Heart Hospital. Amounts borrowed under these notes are payable in monthly installments of principal and interest over five to seven-year terms. Interest is at fixed rates, determined at the closing date of the respective notes, and ranges from 8.54% to 10%.


Note 4 - Acquisitions and New Operations

In February 1996, the Company acquired MedCath Physician Management of Virginia, Inc. ("MPMV"), a newly formed management services organization. In connection with this acquisition, the Company issued common stock valued at $1.9 million for assets with a fair value of $2.3 million and assumed liabilities of $400,000. MPMV has a 40-year contract to manage Mid-Atlantic Medical Specialists, Inc. ("Mid-Atlantic"), a 12 physician practice, which includes two cardiologists, located in southwest Virginia.

In April 1996, the Company announced it has formed a venture for the purpose of constructing and operating the Austin Heart Hospital to be located in Austin, Texas. The Company anticipates the total cost of the Austin Heart Hospital will be approximately $28 million. The Company expects to begin construction on the Austin Heart Hospital in fiscal 1997 and to open the Austin Heart Hospital in fiscal 1998.

Note 5 - Capitalization

In April 1996, the Company completed a public offering of 2.3 million shares of its common stock. Gross and net proceeds from the offering were $66.1 and $62.5 million respectively. A portion of the proceeds was used to repay $5.0 million outstanding under the Revolver and $3.3 million was used to retire obligations under capital leases. The remainder of the proceeds will be used to fund (i) a portion of the construction and start-up costs of the Arkansas, Tucson and Austin Heart Hospitals and the development of new heart hospitals and Fixed-Site Facilities, (ii) potential future acquisitions, (iii) working capital and (iv) general corporate purposes.

                              MedCath Incorporated
   Management's Discussion and Analysis of Financial Condition and Results of
       Operations For the Three and Nine Month Periods Ended June 30, 1996


The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes. All References to a "Note" are to the "Notes to Unaudited Condensed Consolidated Financial Statements" contained herein. Unless otherwise specified, capitalized terms used herein are used as defined in the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and all references to the three and nine month periods refer to the respective periods ended June 30, 1995 and 1996.

Acquisitions and New Operations

In January 1996, the Company opened its first heart hospital, the McAllen Heart Hospital, located in McAllen, Texas. The Company currently has three additional heart hospitals under development, two of which are expected to open in fiscal 1997 and the third in fiscal 1998.

In February 1996, the Company acquired MPMV, a newly-formed management services organization, which under a 40-year agreement manages Mid-Atlantic, a 12 physician practice that includes two cardiologists, located in southwest
Virginia. This is the second physician practice to which the Company provides management services.

In April 1996, the Company announced it has formed a venture for the purpose of constructing and operating the Austin Heart Hospital to be located in Austin, Texas. The Company anticipates the total cost of the Austin Heart Hospital will be approximately $28 million. The Company expects to open the Austin Heart Hospital in fiscal 1998.


Results of Operations

The following table sets forth, for the periods presented, the percentage of the Company's revenue represented by certain items reflected in the Unaudited Condensed Consolidated Statements of Income:

                                                           Three Months Ended         Nine Months Ended
                                                                June 30,                   June 30,
                                                       ------------------------------------------------------
                                                            1995         1996         1995         1996
                                                       ------------------------------------------------------
Revenue                                                     100.0%        100.0%       100.0%       100.0%
Medical supplies and other                                   35.3          38.9         36.3         38.7
Personnel costs                                              21.3          30.4         21.9         27.1
Depreciation and amortization                                 8.9          10.6          9.3          9.7
Provision for doubtful accounts                                -            1.0           -            .7
Marketing, general and administrative                        14.0           6.8         11.0          8.3
                                                       ------------------------------------------------------
    Total operating expenses                                 79.5          87.7         78.5         84.5
                                                       ------------------------------------------------------
Income from operations                                       20.5          12.3         21.5         15.5
Interest expense                                             (1.7)         (3.9)        (2.6)        (3.1)
Interest income                                               2.8           3.9          2.0          2.1
Minority interests in earnings of consolidated entites       (3.8)         (1.8)        (3.8)        (1.5)
Equity in net income of unconsolidated joint venture           .3            .1           .3           .2
                                                       ------------------------------------------------------
Income before income taxes and extraordinary item            18.1          10.6         17.4         13.2
Provision for income taxes                                   (7.1)         (4.2)        (6.9)        (5.3)
                                                       ------------------------------------------------------
Income before extraordinary item                             11.0           6.4         10.5          7.9
Extraordinary loss                                             -             -           (.7)          -
                                                       ======================================================

Net income                                                   11.0%          6.4%         9.8%         7.9%
                                                       ======================================================


Revenue

Revenue for the three months ended June 30, 1995 and 1996 was $10.4 million and $18.4 million, respectively, an increase of $8.0 million, or 77.2%. Revenue for the nine months ended June 30, 1995 and 1996 was $30.4 million and $46.9 million, respectively, an increase of $16.5 million, or 54.1%.

The majority of the increase in total revenue for the three and nine month periods ended June 30, 1996 was attributable to patient revenues at the McAllen Heart Hospital, which opened in January 1996. The net revenues from the McAllen Heart Hospital were $5.6 million and $9.8 million, for the three and nine month ended June 30, 1996, respectively, representing 70.0% and 59.7% of the total revenue increases for the three and nine month periods. Revenues from the Physician Practice Management division increased for the three and nine month periods due to (i) an increase in revenue from the contract to manage AMC, which is the result of increased patient volumes and an increase in the number of physicians practicing at AMC and (ii) the revenues from the recently acquired contract to manage Mid-Atlantic. Since October 1, 1994, the number of physicians under management in the Physician Practice Management division has grown from 45 to 66. The Diagnostics division, which consists of Fixed-Site Facility management and the operation of Mobile Cath Labs, experienced record revenues of $8.7 million and $26.3 million for the three and nine month periods ended June 30, 1996. Revenues from the management of Fixed-Site Facilities increased during the three and nine month periods due to higher patient volumes at the Tucson lab, the Kingman lab and the Sun City Cardiac Center. Revenues from Mobile Cath Labs increased during the three and nine month periods due to an increase in patient volumes and also due to an increase in the number of Mobile Cath Labs operated by the Company, from 21 in 1995 to 23 in 1996.

Total Operating Expenses

Total operating expenses were $8.2 million and $16.1 million for the three months ended June 30, 1995 and 1996, respectively, an increase of $7.9 million, or 95.5%. Total operating expenses were $23.9 million and $39.6 million for the nine months ended June 30, 1995 and 1996, respectively, an increase of $15.7 million, or 65.8%.

Medical supplies and other, and personnel costs make up the largest portion of these increases with a 117.2% increase over the same three month period ended June 30, 1995 and a 74.2% increase over the same nine month period ended June 30, 1995. Over 90% of the increases in medical supplies and other, and personnel costs for the three and nine month periods ending June 30, 1996 were attributable to the opening of the McAllen Heart Hospital, the acquisition of MPMV and the increase in patient volumes and physicians practicing at AMC.

As a percentage of revenue, medical supplies and other, and personnel costs were 56.6% and 69.3% for the three months ended June 30, 1995 and 1996, respectively and were 58.2% and 65.8% for the nine months ended June 30, 1995 and 1996. The increase in each period is attributable to (i) the initial phase-in of the McAllen Heart Hospital operations, (ii) an increase in revenues from the contract to manage AMC, which includes the reimbursement of expenses incurred in managing the practice and (iii) the recently acquired contract to manage Mid-Atlantic, which generates slightly lower margins than some existing operations of the Company.

The remainder of the increases in total operating expenses were from depreciation and amortization expense, the provision for doubtful accounts and marketing, general and administrative expense. Depreciation and amortization for the three and nine months ended June 30, 1996 increased 110.6% and 61.0%, respectively, in comparison to 1995. The increases are attributable to depreciation of the hospital building and equipment and the amortization of start-up and organizational costs of the McAllen Heart Hospital, which opened in January 1996.

The provision for doubtful accounts for the three and nine month periods ended June 30, 1996 was $181,021 and $313,696, respectively, and was attributable to provisions for receivables at the McAllen Heart Hospital. MedCath has not historically experienced significant provisions for doubtful accounts at its other operations.

Marketing, general and administrative expenses decreased 15.1% for the three months ended June 30, 1996 compared to the same three month period ended June 30, 1995. Marketing, general and administrative expenses increased 14.9% for the nine months ended June 30, 1996, over the same period in 1995. The decrease for the three months ended June 30, 1996 is the result of $315,000 in expenses related to the transaction and other costs associated with the pooling of Healthtech in April 1995. Excluding these one- time expenses, marketing, general and administrative expenses for the three month period would have increased $115,000, or 8.4%. The increase for the nine months ended June 30, 1996 is attributable to salaries and other personnel costs incurred by the Company's Hospital and Physician Practice Management Divisions, as well as its Human Resources department, all of which were established during fiscal 1996. In addition, the Company added several development personnel to pursue new business opportunities and establish new physician relationships and added accounting and financial personnel to support the growth in management services. The balance of the increase resulted from higher professional fees associated with pursuing new business opportunities, bonuses and increases in salaries, and the costs associated with annual reporting as a public company.

Interest Expense and Interest Income

Interest expense for the three months ended June 30, 1995 and 1996 was $171,000 and $719,000, respectively, an increase of $548,000, or 319.6%. Interest expense for the nine months ended June 30, 1995 and 1996 was $785,000 and $1.4 million, respectively, an increase of $664,000, or 84.5%. The increases in each of the periods is attributable to interest incurred at the McAllen Heart Hospital, which opened in January 1996. These increases are somewhat offset by interest expense reductions as a result of repaying outstanding debt and capital leases, using proceeds from the secondary offering.

Interest income for the three months ended June 30, 1995 and 1996 was $291,000 and $709,000, respectively, a increase of 418,000, or 143.7%. Interest income for the nine months ended June 30, 1995 and 1996 was $602,000 and $963,000, respectively, a increase of $361,000, or 60.0%. The increases in each of the periods is due to the fact that the Company earned additional interest income in 1996 from the proceeds of the public offering.

Minority Interests in Earnings of Consolidated Entities

The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities controlled by the Company. Accordingly, the Company has recorded minority interests in the earnings and equity of such entities. Minority interests in earnings of consolidated entities for the three months ended June 30, 1995 and 1996 was $393,000 and $327,000, respectively, a decrease of $66,000, or 16.9%. Minority interests in earnings of consolidated entities for the nine months ended June 30, 1995 and 1996 was $1.2 million and $718,000, respectively, a decrease of $437,000, or 37.8%. The decreases for the three and nine months ended June 30, 1996 were attributable to a portion of the minority partners share of the operating losses incurred at the McAllen Heart Hospital.

The McAllen Heart Hospital is operated by a limited partnership in which MedCath owns an approximately 51% interest and serves as the general partner. During the quarter, the cumulative losses that were to be allocated to the limited partners exceeded their initial capital contribution of $705,000. Therefore the Company was no longer able to allocate any losses to its minority partners and began recognizing 100% of the partnership's operating losses. The effect of recognizing losses that would otherwise have been allocated to the minority partners was a reduction in earnings of approximately $0.05 per share in the Company's third quarter. The Company must continue to recognize 100% of the partnership's losses until such time as the partnership begins operating profitably, at which time the Company will be entitled to recognize 100% of the partnership's earnings to the extent it has previously recognized a disproportionate share of the partnership's losses.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating activities was $1.4 million for the nine months ended June 30, 1996. At June 30, 1996 accounts receivable was $10.9 million and increased $6.4 million during the nine month period then ended. This increase was attributable to revenues at the McAllen Heart Hospital, which opened in January 1996, increased revenues in the Company's other divisions and new company operations. At June 30, 1996, the Company had working capital of $70.1 million, including $63.8 million of cash and short-term investments.

Investing Cash Flows

During the nine months ended June 30, 1996, the Company utilized a net of $83.9 million in investing activities consisting of $46.7 million to purchase short term investments using proceeds of the offering, $16.3 million to complete construction of and to fund equipment and the initial start up costs of the McAllen Heart Hospital, $3.2 million and $2.8 million for the purchase of land as the sites for the Arkansas and Tucson Heart Hospitals, respectively, $8.7 million to commence construction and development of the Arkansas Heart Hospital and $6.2 million for working capital advances and other equipment purchases at the Company's other operations.

Financing Cash Flows

In January 1996, the Company's Credit Agreement was amended to increase the maximum amount available under the Revolver from $ 11 million to $20 million. The proceeds of the Revolver have been and will continue to be used to finance certain acquisitions approved by the lender, and to meet ongoing working capital requirements. As of June 30, 1996, $17.9 million was available under the Revolver (see Note 3).

The total cost of constructing and equipping the McAllen Heart Hospital, including land acquisition costs, was $28.1 million. The land and construction costs were financed primarily through the McAllen REIT Loan and the equipment was financed primarily through installment notes payable to equipment lenders. During the nine months ended June 30, 1996, the Company borrowed $11.3 million to complete construction of the McAllen Heart Hospital and $10.9 million to purchase equipment (see Note 3).

The Company anticipates that the total cost of constructing the Arkansas Heart Hospital and the Tucson Heart Hospital will be approximately $43 million and $31 million, respectively. Construction of the Arkansas Heart Hospital commenced in January 1996, and the Company expects that construction of the Tucson Heart Hospital will commence in the 4th quarter of 1996.

In December 1995, the Company obtained the Arkansas REIT Loan for the purpose of financing the land acquisition and construction costs of the Arkansas Heart Hospital. The Arkansas REIT Loan provides for maximum borrowings of $27 million and during the nine months ended June 30, 1996, the Company borrowed $11.3 million to acquire the land on which the hospital will be constructed and to begin construction of the hospital.

In April 1996, the Company announced it has formed a venture for the purpose of constructing and operating the Austin Heart Hospital. The Company anticipates the total cost of the Austin Heart Hospital will be approximately $27.5 million. The Company expects to begin construction on the Austin Heart Hospital in fiscal 1997 and open the Austin Heart Hospital in fiscal 1998.

In April 1996, the Company completed a public offering of 2.3 million shares of its common stock. Gross and net proceeds from the offering were $66.1 million and $62.5 million respectively. A portion of the proceeds was used to repay $5.0 million outstanding under the Revolver and $3.3 million was used to retire obligations under capital leases. The remainder of the proceeds is to be used to fund (i) a portion of the construction and start-up costs of the Arkansas, Tucson and Austin Heart Hospitals and the development of new heart hospitals and Fixed-Site Facilities, (ii) potential future acquisitions, (iii) working capital and (iv) general corporate purposes.

In July 1996, the Company entered into a construction and term loan agreement with a REIT for the purpose of financing the land acquisition and construction costs of the Tucson Heart Hospital (the "Tucson REIT loan"). The Tucson REIT loan provides for maximum borrowings of $20 million.

The Company anticipates financing its future operations through a combination of amounts available under the Revolver, financing from other real estate lenders and various equipment lenders, cash reserves and operating cash flows. The Company believes the combination of these sources will be sufficient to meet the Company's currently anticipated heart hospital development, acquisition and working capital needs through fiscal 1997. In addition, in order to provide funds necessary for the continued pursuit of its business strategy, the Company expects to incur, from time to time, additional indebtedness to banks and other financial institutions and to issue, in public or private transactions, equity and debt securities. The availability and terms of any such financing will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

             (a)    Exhibits

                    27  Financial Data Schedule (included only in the
                        EDGAR filing)

                    99  Press release dated August 1, 1996

             (b)    Reports on Form 8-K

                       (1) The Company filed a Current Report on Form 8-K dated
             July 1, 1996 pursuant to Item 5 of that form reporting that the Company anticipated lower earnings for the quarter ended June 30, 1996 and also responded to an article published on June 26, 1996 in the Wall Street Journal.

                       (2) The Company filed a Current Report on Form 8-K dated
             July 16, 1996 pursuant to Item 5 of that form reporting that the Company had engaged Ernst & Young LLP, independent auditors, to conduct certain procedures related to the accounting treatment for the billing and recording of Medicare patient revenues in its McAllen Heart Hospital. The Company also announced that financing had been obtained for the land purchase and construction of its third heart hospital, Tucson Heart Hospital, located in Tucson, Arizona.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MEDCATH INCORPORATED


                  Date                           Signature and Title

             August 14, 1996                    /s/  Stephen R. Puckett
                                             --------------------------

                                             Stephen R. Puckett
                                             Chairman of the Board of
                                             Directors and Chief Executive
                                             Officer

             August 14, 1996                   /s/  Daniel L. Belongia
                                             --------------------------
                                             Daniel L. Belongia
                                             Secretary and Chief Financial
                                             and Administrative Officer