Form 10-K
period 1996-09-30
MEDCATH INC
filed 1996-12-24
CIK 931782

FORM 10-K
                       Securities and Exchange Commission
                             Washington, D.C. 20549

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the fiscal year ended September 30, 1996

                        Commission File Number: 33-85458

                              MedCath Incorporated

             (Exact name of Registrant as specified in its charter)

        North Carolina                                 56-1635096
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

         7621 Little Avenue, Suite 106
           Charlotte, North Carolina                         28226
    (Address of Principal Executive Offices)               (Zip Code)

                                 (704) 541-3228
              (Registrant's telephone number, including area code)

                    Securities registered pursuant to Section
                               12(b) of the Act:

                                      None

                 Securities registered pursuant to Section 12(g)
                                  of the Act:

                          Common Stock, $.01 par value
                         Preferred Share Purchase Rights


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes   X       No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ].

         The aggregate market value of the Company's Common Stock (its only voting stock) held by non-affiliates of the Registrant, as of December 11, 1996, was $132,121,375. (Reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which the calculation is based.)

         As of December 11, 1996, there were 11,146,749 shares of the Registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1996 (the "1996 Annual Report to Shareholders") are incorporated by reference in Part II. Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 19, 1997 are incorporated by reference in Part III.

                                     PART I










                              MedCath Incorporated
                               Index to Form 10-K
                      For the Year Ended September 30, 1996


                                                                                                 Page

Part I
         Item 1 - Business                                                                         3
         Item 2 - Properties                                                                      18
         Item 3 - Legal Proceedings                                                               19
         Item 4 - Submission of Matters to a Vote of Security Holders                             19

Part II
         Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters       20
         Item 6 - Selected Financial Data                                                         21
         Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                  21
         Item 8 - Financial Statements and Supplementary Data                                     21
         Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure                                                                  21

Part III
         Item 10 - Directors and Executive Officers of the Registrant                             22
         Item 11 - Executive Compensation                                                         22
         Item 12 - Security Ownership of Certain Beneficial Owners and Management                 22
         Item 13 - Certain Relationships and Related Transactions                                 22

Part IV
         Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K                23


                                     PART I





Item 1 - Business

Overview

     MedCath Incorporated ("MedCath" or the "Company") provides cardiology and cardiovascular services through the development, operation and management of heart hospitals and other specialized cardiac care facilities and provides physician practice management services. The Company affiliates with leading cardiologists and cardiovascular and vascular surgeons in targeted geographic markets in the U.S. and provides state-of-the-art facilities, financial resources and management services. The Company's strategy is to establish and maintain localized, fully-integrated networks to provide comprehensive diagnostic and therapeutic cardiac care services. The Company believes that a fully-integrated network incorporating leading physicians, state-of-the-art facilities and practice management systems designed to provide high quality, cost-effective diagnosis and treatment of cardiovascular disease offers significant advantages to patients, providers and payors.

     As part of its strategy, the Company partners with cardiologists and cardiovascular and vascular surgeons to develop, co-own and operate specialty heart hospitals ("Heart Hospitals") dedicated to providing comprehensive professional services to dignose and treat heart disease. MedCath opened its first Heart Hospital in McAllen, Texas in January 1996 and is developing additional Heart Hospitals in Little Rock, Arkansas; Tucson, Arizona; Austin, Texas and Bakersfield, California. The Arkansas and Tucson Heart Hospitals are expected to open in fiscal year 1997 and the Austin and Bakersfield Heart Hospitals in fiscal year 1998. The Company has long-term contracts to manage three physician group practices which include leading cardiologists and cardiovascular surgeons ("Managed Practices") located in Arizona, Virginia and Texas. MedCath also manages eight fixed-site cardiac diagnostic and therapeutic facilities ("Fixed-Site Facilities") located in Arizona, New Jersey, Massachusetts and North Carolina. Two of those eight Fixed-Site Facilities, both of which are located in North Carolina, began operations in fiscal year 1997. MedCath currently operates 23 mobile cardiac diagnostic centers ("Mobile Cath Labs"), principally serving networks of hospitals located in smaller communities.

Business Strategy

     MedCath's objective is to remain a leader in the delivery of cardiology and cardiovascular services by developing affiliations with cardiologists and cardiovascular and vascular surgeons and providing management services and state-of-the-art facilities in order to provide high quality, cost-effective patient care. The Company is achieving this objective by:

 o Focusing exclusively on cardiology and cardiovascular services and becoming a leader in cardiovascular disease management.

o Targeting new geographic markets based largely on the opportunities for affiliation with leading local cardiologists and cardiovascular and vascular surgeons.

o Developing, co-owning with local physicians and operating Heart Hospitals dedicated to providing a comprehensive range of care required to diagnose and treat heart disease, from outpatient non-invasive diagnostic tests to sophisticated surgical procedures such as coronary artery bypass graft surgery. The Company intends to continue to develop Heart Hospitals through affiliations with cardiologists and cardiovascular and vascular surgeons who will practice at the hospitals.

                                     PART I




o Operating these Heart Hospitals with a substantially lower cost structure than conventional acute care hospitals while achieving equivalent or more favorable outcomes. The majority of medical treatment costs for cardiovascular disease are incurred in hospitals, therefore the Company believes that the lower cost structure of its Heart Hospitals will provide significant competitive advantages.

o Acquiring contracts to provide services to Managed Practices having leading local market positions. The Company's physician practice management services include, among others, financing, staffing, billing and collections, purchasing and marketing and assisting in the negotiation of managed care contracts.

o Developing, owning or co-owning with leading local physicians or medical facilities and operating Fixed-Site Facilities in selected markets.

o    Owning and operating Mobile Cath Labs in selected markets.

     The Company believes that its fully-integrated networks for cardiac care will be highly attractive to HMOs and other third-party payors and will be well positioned to meet the demands of HMOs and other managed care plans for high quality, cost-effective patient care. Moreover, the Company believes its strategy reflects future trends in integrated health care delivery systems.

Business Segments

         Financial information about the Company's operations by business segment at September 30, 1994, 1995 and 1996 and for the years then ended is set forth in Note 15 of Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

Diagnostic and Therapeutic Procedures

     As a result of rapid technological developments during the past 35 years, a wide range of diagnostic and therapeutic treatment options exists today for patients suffering from heart disease. While heart disease has many forms, by far the most common form is atherosclerosis, which accounts for the vast majority of the cases of heart disease. Atherosclerosis causes the inside lining of arteries that supply blood to the heart to become thickened and hardened by fatty deposits commonly referred to as plaque.

     As a first step in diagnosing heart disease, an internist or family practitioner takes a medical history, conducts a physical exam and blood tests and, typically, has the patient undergo an electrocardiogram and stress test. If this process indicates the patient may have heart disease, he or she usually is referred to a cardiologist. After reviewing the patient's medical history and physical examination results, a cardiologist typically will have a patient undergo non-invasive testing such as a treadmill stress test or an echocardiogram (ultrasound test). If the results of these procedures are positive, the cardiologist most likely will perform a cardiac catheterization procedure to confirm the diagnosis and to identify the extent and location of arterial blockages. Advanced cases of heart disease are treated through invasive therapeutic procedures, such as angioplasty, atherectomy or, in many cases, coronary artery bypass graft or valve replacement surgery.

                                     PART I




A brief description of each of the principal cardiac diagnostic and therapeutic procedures is provided below.

Diagnostic Procedures--Non-lnvasive

     Standard Treadmill Exercise Test. During this test, a patient is exercised on a motorized treadmill while the electrical activity of the patient's heart is measured using electrodes attached to the patient's chest. This test frequently is used as a screening test for heart disease but is relatively insensitive in detecting or localizing coronary artery blockages.

     Nuclear Treadmill Exercise Test. During this test, a patient is exercised on a motorized treadmill and electrical activity of the heart is measured in a manner similar to a standard treadmill exercise test. In addition, a low level radioactive tracer isotope such as thallium or technesium is injected into the patient's bloodstream during exercise. After exercise, a nuclear scanning camera and computer produce an image of the coronary blood flow to the heart muscle. This test, also called a nuclear angiogram, is more sensitive in detecting and analyzing coronary artery blockages than a standard treadmill exercise test. Since this test involves minimal risk, it frequently is used in selecting patients for cardiac catheterization testing and also for evaluating the results in patients who have undergone angioplasty or cardiac surgery.

     Echocardiogram with Color Flow Doppler (Ultrasound Test). In this test, ultrasound technology is used to produce real time images of the interior of the heart muscle and valves. This test accurately evaluates heart valve and muscle problems and can measure heart muscle damage. The data obtained in this test frequently is complementary to that obtained from stress testing or cardiac catheterization.

Diagnostic Procedures--Invasive

     Cardiac Catheterization. Cardiac catheterization, which is the most accurate and precise of all cardiac diagnostic studies, utilizes catheters, contrast agents and sophisticated diagnostic instruments to evaluate the functioning of the heart and the coronary arteries. A narrow, flexible tube, or catheter, is inserted through a main artery in the leg or arm and guided into the patient's coronary arteries, where a physician can use the catheter to perform various tests. A non-toxic dye, or contrast agent, is released through the catheter, mixes with the patient's blood and becomes visible on a screen. By viewing these test results, cardiologists can diagnose the nature and extent of the patient's heart disease.

Invasive Therapeutic Procedures

     Percutaneous Transluminal Coronary Angioplasty ("PTCA"). Angioplasty utilizes the techniques of cardiac catheterization to open coronary arteries that have become clogged with concentrations of plaque. The procedure allows many patients suffering from heart disease to avoid or defer coronary artery bypass graft surgery. A catheter is inserted through a main artery in the arm or leg and guided to the coronary arteries. A second catheter tipped with a deflated balloon is then threaded through the first catheter into the coronary arteries and inflated to compress the plaque against the inner walls of the artery. This procedure is also commonly used to clear blockages in arteries supplying blood to other parts of the body and is referred to as peripheral angioplasty.

                                     PART I





     Installation of Stents. The effectiveness of PTCA is limited by the tendency of treated arteries to restenose or abruptly close after treatment, as well as the elastic recoil of the arteries, a condition in which the walls of the arteries return to their stenosed state. Increasingly, a tiny metal sleeve called a "stent," which serves as a scaffold to keep clogged arteries open, is placed into a coronary artery when a patient undergoes PTCA as an adjunct treatment. A research report has provided additional evidence of the safety and effectiveness of implanted stents, which help prevent reclogging of blocked arteries and reduce the need for patients to undergo repeat PTCA.

     Installation of Pacemakers. A pacemaker is a device which emits electrical signals that aid in the regulation of a patient's abnormal heart rate. To install a pacemaker, a generator is placed just under the patient's skin by a small incision in the upper left part of the chest. Lead wires are then threaded to the heart via needle puncture in a large vein in the upper chest and then threaded to the heart under x-ray visualization.

     Atherectomy. Atherectomy utilizes the techniques of cardiac catheterization and a variation of angioplasty to remove concentrations of plaque from coronary arteries. A catheter tipped with a deflated balloon and a rotary shaver is guided to the area of blockage and used to extract the plaque build-up in the artery.

     Coronary Artery Bypass Graft Surgery ("CABG"). CABG is an open heart surgical procedure through which the flow of blood to the heart is bypassed around sections of one or more coronary arteries that have become clogged with plaque by using vein or artery grafts taken from other areas of the body.

     Valve Replacement Surgery. Valve replacement is an open heart surgical procedure involving the replacement of valves that regulate the flow of blood between chambers in the heart which have become narrowed or ineffective due to the build-up of calcium or scar tissue or the presence of some other physical damage.

Heart Hospitals

   General

      A key part of the Company's strategy is developing, co-owning with physicians and operating Heart Hospitals dedicated to providing comprehensive professional services to diagnose and treat heart disease. The Company structures its ownership of Heart Hospitals through limited liability companies and limited partnerships with local cardiologists, cardiovascular and vascular surgeons and other physicians. The Company believes that these Heart Hospitals will be well positioned to promote the national policy to contain health care costs by operating with a substantially lower cost structure than most general acute care hospitals that offer similar care as just one of many other health care services. The Company achieves substantially lower costs by:

o Designing the Heart Hospitals to improve patient flow, incorporate advanced technology and create efficiencies in the performance of services by nurses and technical personnel;

o Cross-training nursing, technical and other hospital staff members to the greatest extent possible, enabling administrators to utilize staff resources more productively and reduce both direct and indirect labor costs per procedure;

o Capturing efficiencies and economies available within a facility designed for the diagnosis and treatment of a single disease category by eliminating unnecessary overhead frequently associated with conventional hospitals providing a wide range of health care services; and

                                     PART I




o Aligning the interests of the cardiologists, cardiovascular and vascular surgeons and other physicians practicing at the Heart Hospital with the hospital's interests to achieve the operating efficiencies required to deliver cost-effective patient care.

     The Company intends to organize an integrated delivery system for cardiology and cardiovascular services in each market in which it develops a Heart Hospital. The system will be designed to permit the Company and the affiliated physicians to respond proactively to the restructuring of the health care system away from traditional fee-for-service based benefit plans and toward managed care contractual arrangements under which health care providers must accept more of the risk for the cost of care. With a substantially lower cost structure, the Company believes its Heart Hospitals and related integrated delivery systems will be well positioned in their local markets to capture a significant share of patients enrolled in HMOs and other managed care programs. By concentrating on providing comprehensive diagnostic and therapeutic services to patients suffering from cardiovascular diseases, the Company also believes the hospitals will improve the quality of outcomes for patients and achieve positive marketing benefits.

     Each of the Company's Heart Hospitals is fully equipped to enable cardiologists and cardiovascular and vascular surgeons to perform a comprehensive range of diagnostic and therapeutic procedures from outpatient non-invasive diagnostic tests to sophisticated surgical procedures, such as coronary artery bypass graft surgery. In addition, the Heart Hospitals are fully equipped to provide clinical laboratory services and diagnostic x-ray services. The Company owns a majority interest in each of the Heart Hospitals with the remaining investors consisting of area cardiologists, cardiovascular and vascular surgeons and other physicians who will practice at the hospital. The Company will serve as manager and employ full-time nursing, technical and administrative and other support personnel. It is anticipated that either MedCath or a third-party lender will provide the Heart Hospitals with working capital advances through revolving lines of credit which will be repaid as soon as possible using the cash flows of the respective hospital.

Each of the Company's Heart Hospitals has been and will be subject to various federal and state licensing requirements, including those related to the Medicare and Medicaid programs, that must be satisfied in order to operate the hospital. The Company does not expect any delays in obtaining the licenses and certification necessary in operating its Heart Hospitals. See "Business--Regulation."

McAllen Heart Hospital

The Company's McAllen Heart Hospital is owned and operated by MedCath of McAllen Limited Partnership (the "McAllen Partnership"), in which MedCath owns a majority interest and serves as the general partner. The hospital, which was completed in December 1995 and opened in January 1996 after a Medicare and Medicaid certification survey was completed, is a 60-bed hospital with three surgery suites and three cardiac catheterization laboratories. In October 1995, the McAllen Partnership completed the acquisition of a home health care business which services the home health care needs of hospital patients after they are discharged as well as other individuals needing such services in the McAllen area. A number of the physicians who hold ownership interests in the McAllen Partnership have built a three story medical office building on a site adjacent to the McAllen Heart Hospital, which is connected to the hospital by a covered walkway.

                                     PART I




     The total cost of developing the McAllen Heart Hospital, including land acquisition, construction and equipment costs, was approximately $27.3 million. Land and construction costs were financed primarily by a $13.8 million construction loan, which, upon completion of construction, converted to a seven-year mortgage loan, renewable for an additional seven years at the option of the McAllen Partnership. Most of the equipment for the hospital, with an aggregate cost of approximately $10.6 million, was acquired through financing arrangements with two equipment lenders.

Arkansas Heart Hospital

     The Arkansas Heart Hospital, to be located in Little Rock, Arkansas, will be owned and operated by MedCath of Little Rock, L.L.C. (the "Little Rock Company"), in which MedCath owns a majority interest and serves as manager. The Arkansas Heart Hospital, on which the Little Rock Company commenced construction in February 1996, is expected to open in March 1997 and will be an 84-bed hospital with three surgery suites and six cardiac catheterization laboratories.

     The total cost of developing the Arkansas Heart Hospital, including land acquisition, construction and equipment costs currently is anticipated to be approximately $44 million. Land and construction costs are being financed primarily by a $27.0 million construction loan, which, upon completion of construction, will convert to a seven-year mortgage loan, renewable for an additional seven years at the option of the Little Rock Company. The Company will obtain the equipment for the Arkansas Heart Hospital, estimated to cost approximately $16 million, through financing arrangements with equipment lenders.

Tucson Heart Hospital

     The Tucson Heart Hospital, to be located in Tucson, Arizona, will be owned and operated by MedCath of Tucson L.L.C. (the "Tucson Company"), in which MedCath owns a majority interest and serves as manager. The Tucson Heart Hospital is expected to open in October 1997 and will be a 66-bed hospital with three surgery suites. The Tucson Heart Hospital will have three cardiac catheterization laboratories that will be separately owned and operated by CCT, L.L.C. (the "Tucson Cath Lab Company"). The Company owns a majority interest in and manages the Tucson Cath Lab Company. The remaining interests in the Tucson Cath Lab Company are owned by local cardiologists.

     Five of the 23 physicians who own membership interests in the Tucson Company are the owners of the Heart Institute of Tucson, a Fixed-Site Facility managed by the Company that is located in Tucson immediately adjacent to a general acute care hospital. See "Business--Diagnostic Services--Fixed-Site Facilities." In February 1996, the hospital filed a civil action against the Company alleging the Company unlawfully interfered with the hospital's contractual rights by inducing these physicians to violate noncompetition covenants in their agreement with the hospital. See "Business--Legal Proceedings."

The total cost of developing the Tucson Heart Hospital, including land acquisition, construction and equipment costs, and potential acquisition payments to be made by the Company to the owners of, and costs to be incurred in connection with the closing of, the Heart Institute of Tucson, currently is anticipated to be approximately $32 million. Land and construction costs are being financed primarily by a $20.0 million construction loan, which, upon completion of construction, will convert to a seven-year mortgage loan, renewable for an additional seven years at the option of the Tucson Company. The Company expects that most of the equipment for the Tucson Heart Hospital, estimated to cost approximately $11 million, will be acquired through financing arrangements with equipment lenders.

                                     PART I




Austin Heart Hospital

     The Austin Heart Hospital, to be located in Austin, Texas, will be owned and operated by a limited partnership, Heart Hospital IV, Limited Partnership (the "Austin Partnership") in which MedCath owns a majority interest and serves as the general partner. The Austin Heart Hospital, on which the Austin Partnership will commence construction in fiscal year 1997, is expected to open in fiscal year 1998 and will be a 60-bed hospital with three surgery suites and three cardiac catheterization laboratories.

     The total cost of developing the Austin Heart Hospital, including land acquisition, construction and equipment costs, currently is anticipated to be approximately $30 million. The Company expects to enter into a 70-year land lease agreement for approximately 5 acres of land in Austin, on which the hospital will be constructed. The Company expects to be able to obtain third-party financing for the land lease, construction and other development costs of the Austin Heart Hospital and that most of the equipment for the Austin Heart Hospital will be acquired through financing arrangements with equipment lenders.

Bakersfield Heart Hospital

     The Bakersfield Heart Hospital, to be located in Bakersfield, California, will be owned and operated by a limited liability company, Heart Hospital of BK, L.L.C. (the "Bakersfield Company") in which MedCath owns a majority interest and serves as manager. The Bakersfield Heart Hospital, on which the Bakersfield Company will commence construction in fiscal year 1997, is expected to open in fiscal year 1998 and will be a 54-bed hospital with three surgery suites and three cardiac catheterization laboratories.

     The total cost of developing the Bakersfield Heart Hospital, including land acquisition, construction and equipment costs, currently is anticipated to be approximately $31.5 million. The Company has entered into an option to purchase approximately 11 acres of land in Bakersfield as a site for the Bakersfield Heart Hospital. The Company expects to be able to obtain third-party financing for the land acquisition, construction and other development costs of the Bakersfield Heart Hospital and that most of the equipment for the Bakersfield Heart Hospital will be acquired through financing arrangements with equipment lenders.

Other Heart Hospitals

     The Company is currently seeking to develop additional Heart Hospitals in conjunction with leading cardiologists, cardiovascular and vascular surgeons and other physicians serving targeted geographic markets. The complete development cycle, from initial discussions with physicians through execution of agreements, obtaining the financing for and completing construction of a hospital, is complex and lengthy. The Company expects to encounter opposition from established hospitals in many of the markets in which it seeks to establish Heart Hospitals.

                                     PART I



Physician Practice Management

     As part of the Company's strategy of establishing and maintaining fully integrated cardiac care networks, the Company enters into long-term management services agreements with established physician groups that include leading local cardiologists and cardiovascular and vascular surgeons. MedCath believes the management of established cardiology group practices will help lay the groundwork for the Company to develop additional Heart Hospitals in selected markets. As managed care programs continue to penetrate the market for health care services, physicians are becoming increasingly aware of the importance of positioning themselves to adapt to the demands of the managed care market by associating with a business partner that has managed care administrative skills. These skills focus on increasing operating efficiencies, improving the utilization of existing facilities and equipment and installing financial and management information systems. If successful in negotiating management services agreements, the Company anticipates that it will perform the principal financial and administrative functions for physician groups, including billing, recruiting, record keeping, and negotiating with HMOs and other managed care plans for the services of the physicians.

     Under the terms of the management services agreements, the Company's fees include reimbursement of operating expenses plus a percentage of the net revenues or operating income of the Managed Practice. MedCath provides most non-physician personnel required to operate the practice, prepares financial information regarding the operations of the practice, negotiates managed care contracts, provides billing and collection and other management and administrative services as well as capital for expanded and new services. The Company also agrees to provide working capital advances to the Managed Practices, repayable from time to time with interest from the cash flows of the respective practice. The physicians under management are responsible for all aspects of the medical practice at the clinic, including the hiring of physicians and the supervision of non-physician personnel when they perform patient care services. The Managed Practices and MedCath are required to provide insurance for themselves and their employees and to name the other party as co-insured, and each party has agreed to indemnify the other for losses resulting from the acts or omissions of their respective employees.

Arizona Medical Clinic. In October 1994, MedCath acquired PhysMed Management Services, Inc. ("PhysMed"), which, under a 40-year agreement, manages the Arizona Medical Clinic ("AMC"), a 57-physician multi-specialty medical clinic that serves the Sun City, Arizona area. Included in the group are three cardiologists who are leading providers of cardiology services in the Sun City area. Two of these cardiologists were among the founders of the Sun City Cardiac Center, a Fixed-Site Facility that the Company has managed since November 1992. Approximately one-half of the physicians at AMC are primary care specialists, and the balance practice various medical and surgical specialties.

     Mid-Atlantic. In January 1996, the Company acquired MedCath Physician Management of Virginia, Inc. ("MPMV"), which, under a 40-year agreement manages Mid-Atlantic Medical Specialists, Inc. ("Mid-Atlantic"), a 12-physician practice that includes two cardiologists and is located in southwest Virginia. Mid-Atlantic provides invasive cardiology, gastroenterology and internal medicine services and since 1990, one of the physician owners of Mid-Atlantic has been performing cardiac catheterizations in one of the Company's Mobile Cath Labs.

     Heart Clinic. In September 1996, the Company formed Physician Management of McAllen, Inc. ("PMMI"), a management services organization. PMMI has a 40-year contract to manage Heart Clinic, P.A. ("Heart Clinic") a seven member cardiologist group located in McAllen, Texas. Management of Heart Clinic commenced in October 1996.

                                     PART I




     In order to broaden its exposure to cardiology groups, the Company entered into a development agreement in May 1994 with Healthcare Management and Development, Inc. ("HMDI") providing for joint marketing of MedCath's physician management services to cardiologists. HMDI is a cardiology consulting firm in which MedCath owns slightly less than a 20% interest. If the Company enters into management services agreements with cardiology groups as the result of these joint marketing efforts, MedCath will be obligated to pay the principals of HMDI a transaction fee, payable in shares of MedCath's common stock, and to offer to contract with HMDI to perform certain specified on-site management services for each cardiology group on MedCath's behalf at a specified rate of compensation. The Company's agreement with HMDI does not apply to Heart Hospitals that MedCath may develop with cardiology groups introduced to the Company through its joint marketing efforts with HMDI. To date, the Company has incurred no obligations to HMDI related to HMDI's marketing activities on behalf of MedCath.

Diagnostic Services

Fixed-Site Facilities

     The Company, through affiliations with leading local physician groups or medical facilities, either manages or co-owns eight Fixed-Site Facilities located in targeted geographic markets. Physicians practicing in each Fixed-Site Facility may perform either invasive or non-invasive diagnostic procedures, and two of the facilities also offer a broad range of invasive therapeutic procedures.

Certain information concerning the Fixed-Site Facilities is presented in the table below:

                                                                                    Commencment
                                                                         Year      of Operations          Managed
 Name of Fixed-Site Facility                        Location            Founded    or Management        or co-owned
-------------------------------------------------------------------------------------------------------------------

Sun City Cardiac Center                          Sun City, AZ            1985      November 1992       Managed
Heart Institute of Tucson                        Tucson, AZ              1982      January 1994        Managed
Cardiac Testing Centers                          New Providence, NJ      1986      July 1992           Managed
Cardiac Testing Centers                          Summit, NJ              1994      January 1994        Managed
Heart Institute of Northern Arizona              Kingman, AZ             1994      August 1994         Managed
Cape Cod Cardiac Cath                            Hyannis, Mass.          1996      September 1996      Co-owned
Cardiac Diagnostic Center                        Raleigh, NC             1996      October 1996        Managed
Gaston Cardiology Services                       Gastonia, NC            1996      November 1996       Co-owned

     MedCath serves as manager in all of the Fixed-Site Facilities and the management services include providing all non-physician personnel required to deliver patient care at these Fixed-Site Facilities and the administrative, management and support functions required in their operation. The support functions MedCath performs include purchasing, accounting and billing services, hiring, scheduling and providing for the maintenance of equipment and facilities. The physicians who practice at the Fixed-Site Facilities have complete control over the delivery of medical services.

     MedCath co-owns Fixed-Site Facilities through limited liability companies and limited partnerships with hospitals in which MedCath owns a majority interest and serves as manager. Each Fixed-Site Facility has an agreement to provide cardiology and cardiovascular services to the hospital investor under agreements having initial terms of 20 to 32 years, subject to extension at the option of the investors.

                                     PART I




     The Fixed-Site Facilities managed by MedCath operate under management agreements having extended initial terms of 30 years or more and also typically include several renewal options ranging from five to ten years each. The physicians with whom the Company has contracted to operate the Fixed-Site Facilities typically may terminate the agreements only for cause. The Company typically may terminate the agreements for cause or upon the occurrence of specified material adverse changes in the business of the facilities.

Sun City Cardiac Center. The Sun City Cardiac Center has two cardiac catheterization laboratories, offers invasive cardiology diagnostic and therapeutic services and is located in Sun City, Arizona on the campus of a nonprofit, general acute care community hospital. By deed restriction, no other hospital may operate in Sun City. When first established in 1985, the Sun City Cardiac Center entered into an agreement with this hospital to provide cardiology diagnostic and therapeutic services to its patients. The Sun City Cardiac Center derived substantially all of its revenue during fiscal year 1996 from the hospital for inpatient procedures. This center is owned by a small group of physicians, two of whom are cardiologists affiliated with AMC, which is managed by the Company.

     Heart Institute of Tucson. The Heart Institute of Tucson is located in Tucson, Arizona immediately adjacent to a 142-bed general acute care hospital and derives substantially all of its revenue from this hospital for inpatient services. Although it is smaller than the Sun City Cardiac Center, the Tucson facility offers the same comprehensive range of invasive diagnostic and therapeutic procedures. The Heart Institute of Tucson was established in 1982 by a group of cardiologists who entered into a long-term agreement with the hospital to provide cardiology services to its patients similar to the agreement between the Sun City Cardiac Center and the hospital it serves. Two large, nonprofit general acute care hospitals compete directly with the Heart Institute of Tucson for patients.

     In November 1995, the Heart Institute of Tucson notified the hospital at which it is located of the termination of its relationship with that hospital which will be effective in July 1997. Upon the termination, the Company will receive no further revenue under its management agreement with the Heart Institute of Tucson. If the Tucson Heart Hospital is not developed and opened for business, the Company would be required to write off its investments relating to the Heart Institute of Tucson as well as the Tucson Heart Hospital. In February 1996, the hospital filed a civil action against the Company alleging the Company unlawfully interfered with the hospital's contractual rights by inducing these physicians to breach the contract by violating the noncompetition covenants in their agreement with the hospital and seeking damages. The hospital also notified the Heart Institute of Tucson that (i) the hospital intends to contest the hospital's obligation to pay for certain services rendered, (ii) the hospital believes the execution of the management agreement between the Heart Institute of Tucson and MedCath violated the prohition on assignments set forth in the agreement between the hospital and the Heart Institute of Tucson, and
(iii) the investment by the physician owners of the Heart Institute of Tucson in the Tucson Company violates their noncompetition covenants. The Heart Institute of Tucson and MedCath believe that the Heart Institute of Tucson is owed the funds at issue and that there is no merit to the additional allegations made by the hospital. An arbitration proceeding has been commenced by the hospital regarding the hospital's obligation for payment of the funds at issue. It is possible that the hospital's claims regarding the Heart Institute of Tucson's alleged violations of the applicable agreements may also be included in the arbitration proceeding. An adverse outcome of such arbitration could have a material adverse effect on the Company. See "Item 3--Legal Proceedings."

     Cardiac Testing Centers. Cardiac Testing Centers consists of two facilities located approximately 10 miles apart in northern New Jersey which are owned by a cardiology group practice. At each facility, Cardiac Testing Centers provides noninvasive diagnostic procedures, including nuclear imaging tests and echocardiograms.

                                     PART I




     The Heart Institute of Northern Arizona. The Heart Institute of Northern Arizona is located in Kingman, Arizona and provides cardiac catheterization procedures as well as nuclear imaging tests. There are five invasive cardiologists practicing in Kingman, three of whom perform most of their cardiac diagnostic procedures at the Heart Institute of Northern Arizona.

     Cape Cod Cardiac Cath. Cape Cod Cardiac Cath is located in Hyannis, Massachusetts in a building immediately adjacent to Cape Cod Hospital ("CCH"). MedCath and CCH co-own this Fixed-Site Facility which under the terms of a 20-year agreement with CCH, provides invasive cardiology and cardiovascular services to patients at CCH. Cape Cod Cardiac Cath commenced operations in September 1996 and replaces those previously provided to CCH through the use of one of the Company's Mobile Cath Labs.

     Cardiac Diagnostic Center. Cardiac Diagnostic Center is located in Raleigh, North Carolina in a medical office building adjacent to an acute care hospital. The Cardiac Diagnostic Center is owned by Wake Heart Associates, P.A., a group of eight leading cardiologists, and provides cardiac catheterization procedures. The Cardiac Diagnostic Center commenced operations in October 1996.

     Gaston Cardiology Services. Gaston Cardiology Services is located in Gastonia, North Carolina in a building immediately adjacent to Gaston Memorial Hospital ("GMH"). MedCath and GMH co-own this Fixed-Site Facility which under the terms of a 32-year agreement with GMH, provides invasive cardiology and cardiovascular services to patients at GMH. Gaston Cardiology Services commenced operations in November 1996 and replaces those previously provided to GMH through the use of one of the Company's Mobile Cath Labs.

Mobile Cath Labs

     The Company owns or operates 23 Mobile Cath Labs that serve networks of hospitals throughout the United States or are leased to hospitals and other medical facilities that directly operate such laboratories on their campuses.

     The Mobile Cath Labs operated by the Company to service hospital networks are moved, usually on a daily basis, from one hospital to another within each network and are fully equipped and operated by highly skilled, non-physician MedCath technologists and nurses to enable cardiologists to perform cardiac catheterization procedures for hospital patients. The cardiac catheterization procedures are performed by cardiologists located in the communities served by the hospitals or, in some instances, by cardiologists with whom MedCath has contracted or arranged to perform, as independent contractors, such procedures. These Mobile Cath Labs permit a group of hospitals located in geographic proximity to one another, each with a limited patient volume, to offer cardiac catheterization services through shared access to equipment and personnel that allows them to avoid substantial outlays of capital and increases in operating expenses. Under the Company's existing contracts, the hospitals typically pay for the use of the Mobile Cath Labs on a fixed-fee-per-procedure basis and reimburse MedCath for certain costs incurred in performing procedures. In most instances, the hospitals are obligated to pay a minimum monthly amount, regardless of the number of procedures performed, while the Mobile Cath Lab is made available to the hospital.

     The Company also provides Mobile Cath Labs to hospitals or medical facilities on an interim basis under operating leases that provide for monthly lease payments to the Company over the terms of the respective contracts. The interim Mobile Cath Lab rentals will allow hospitals to support increased demand or to refurbish existing catheterization labs. The hospital utilizes its staff and does not rely on MedCath to provide non-physician personnel or management and technical expertise in the operation of the Mobile Cath Labs leased on an interim basis.

                                     PART I




     All of the Company's current contracts expire at various times prior to the end of fiscal year 2000. While MedCath believes it will be successful in negotiating renewals or extensions of contracts with most of the hospitals within its Mobile Cath Lab networks or negotiating new contracts with suitable alternate hospitals, there can be no assurance that it will be able to do so or that newly negotiated rates will be as favorable to MedCath as those that exist under most of its current contracts.

Regulation

     The Company's business and the health care industry in general are subject to extensive federal and state regulation. The Company believes it and its affiliated physicians are in compliance with the laws and regulations applicable to MedCath's business. The Company also believes that its business relationships with physicians affiliated with Fixed-Site Facilities comply with federal law which, subject to certain statutory exceptions, prohibits physicians who have a financial relationship with an entity providing health care services from referring or admitting patients to that entity for the furnishing of certain designated services (the "Stark II Legislation"). However, there can be no assurance that the enactment of future legislation or amendments to or differing interpretations of existing laws and regulations will not restrict or otherwise adversely affect the Company's business.

     Federal Anti-Referral Laws. The Stark II Legislation prohibits, with certain statutory exceptions, physicians who have a financial relationship with an entity providing health care services from referring or admitting patients to that entity for the furnishing of certain designated services reimbursable under Medicare or Medicaid, as well as certain other federally assisted state health care programs. Possible sanctions for violations of the Stark II Legislation include civil monetary penalties, exclusion from the Medicare and Medicaid programs, and forfeiture of all amounts collected in violation of such prohibition.

     The Company believes the Stark II Legislation does not apply to MedCath with respect to its physician practice management, Mobile Cath Lab activities and certain of its Fixed-Site Facilities but that such legislation does have potential application to its Heart Hospitals and the balance of its Fixed-Site Facilities. MedCath believes that the physician investors in its Heart Hospitals are not and will not be, subject to the referral prohibitions of the Stark II Legislation because they qualify for a statutory exception available to physicians holding an ownership or investment interest in a hospital in which they are authorized to perform services. MedCath believes the ownership structures of the Fixed-Site Facilities with which it is affiliated and to which the prohibitions to the Stark II prohibitions apply also comply with a statutory exception to the prohibitions of the Stark II Legislation. Failure of the Company, or the physician owners of facilities managed by the Company, to comply with the Stark II Legislation could have a material adverse effect on the Company, not only because of the potential for sanctions but also due to the potential revenue loss from the prohibitions on physician referrals. In addition, particularly in light of prevailing governmental policies against physician self-referral, the Company's strategic objective of establishing relationships with physicians, including physician ownership of health care facilities, entails the risk that new laws or regulations will be enacted which will require further restructuring of operations or otherwise have a material adverse effect on the Company.

     State Anti-Referral Laws. Certain states in which the Company operates or may operate in the future have anti-referral laws similar to the Stark II Legislation which are in some cases more restrictive than the Stark II Legislation. Depending on their scope, these laws may restrict the ability of the Company to expand into certain states. Although the Company has attempted to structure its business relationships with physician groups in accordance with these anti-referral laws, there can be no assurance that such laws ultimately will be interpreted in a manner consistent with the Company's practices.

                                     PART I



     Federal Fraud and Abuse Laws. With certain exceptions, federal law prohibits activities and arrangements which are designed to provide "kickbacks" or to induce the referral of business under Medicare and Medicaid programs. Violations of anti-kickback laws are felonies punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare or Medicaid programs. The federal government has published exemptions, or "safe harbors," for business transactions that will be deemed not to violate the anti-kickback statute. Although satisfaction of the requirements of any of these safe harbors generally provides a guarantee of compliance with the law, failure to meet the safe harbor does not mean necessarily that a transaction violates the prohibitions. These laws impose an intent-based standard of culpability, and if the arrangement is not intended to induce referrals, there is generally no violation.

     The federal fraud and abuse laws have a sweeping scope, with potential application to virtually all business transactions between participants in the health care industry, which may include all of the Company's current and planned activities. MedCath believes its physician practice management and Mobile Cath Lab activities entail minimal risk of violation by the Company of the fraud and abuse laws because, in carrying out such activities, MedCath neither refers patients to other health care providers nor obtains reimbursement for its services from Medicare or Medicaid. Although the Company has attempted to structure its operations of Fixed-Site Facilities and Heart Hospitals to avoid any violations of these fraud and abuse laws, there can be no assurance that such laws ultimately will be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted which will have a material adverse effect on the Company.

     State Illegal Remuneration Laws. Certain states in which the Company operates or may operate in the future have "illegal remuneration" laws similar to the federal anti-kickback laws which are in some cases more restrictive than the anti-kickback legislation and are not limited to the Medicare and Medicaid programs. Although the Company has attempted both to structure its business relationships with physician groups and establish its policies and procedures in accordance with these remuneration laws, there can be no assurance that such laws ultimately will be interpreted in a manner consistent with the Company's practices.

     Corporate Practice of Medicine. The laws of certain states in which the Company operates or may operate in the future prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. The Company has structured its affiliations with physician groups and medical facilities so that the physicians maintain exclusive authority regarding the delivery of medical care, and MedCath believes its activities do not constitute the corporate practice of medicine as contemplated by these statutes. There can be no assurance, however, that these laws ultimately will be interpreted in a manner consistent with the Company's practices or that other laws or regulations will not be enacted in the future which will have a material adverse effect on the Company.

     Certificate of Need, Licensing and Medicare Certification Requirements. Certain states in which the Company operates or may operate in the future prohibit the establishment, expansion or modification of certain health care facilities or services without obtaining a CON from the appropriate state regulatory agency. Approximately two-thirds of the states have CON laws that apply to certain of the Company's businesses. Obtaining CONs in those states is typically an expensive and lengthy process and may involve adversarial proceedings brought by competing facilities. The existence of these laws will make it more difficult for the Company to build Heart Hospitals and Fixed-Site Facilities. The inability of the Company to obtain CONs for facilities it wishes to operate in the future could have a material adverse effect on its business.

                                     PART I




     In addition to any CON requirements which may apply, each Heart Hospital developed by the Company will be required to comply with other licensing requirements which vary from state to state. There can be no assurance that any applications for the Arkansas, Tucson, Austin and Bakersfield Heart Hospitals or other future hospitals will be approved on a timely basis, or at all. Failure to obtain such regulatory approval could have a material adverse effect on the Company.

       In order to participate in the Medicare and Medicaid programs, the Company's Heart Hospitals must obtain Medicare and Medicaid certification, a process which cannot commence until a facility opens. Lengthy delays in the certification process could have an adverse impact on the Company's cash flows. In order to avoid any potential delays and to mitigate cash flow problems, the Company intends to schedule the certification of Heart Hospitals as soon as possible following the commencement of operations.

     Historically, an agency of the government of the state in which a new hospital or other medical facility is located has conducted the initial survey required for the facility's Medicare and Medicaid certification in accordance with rules established by the Health Care Financing Administration ("HCFA"), an agency of the Department of Health and Human Services within the federal government that sets guidelines for Medicare. In June 1996, the Department of Human Services and HCFA agreed to accept the successful completion of an initial survey by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a private hospital accreditation organization, for Medicare and Medicaid certification of a new medical facility as an alternative to successful completion of a survey done by a state government agency. This agreement gives the Company an alternative source for obtaining Medicare and Medicaid certification if the applicable state agency is unable to conduct its survey when the Company is ready to open a new Heart Hospital.

     Medicare Payment System. Substantially all of the Company's revenue is derived directly or indirectly from payments made under Medicare or other third-party payors. During 1996, the McAllen Heart Hospital derived over 70% of its net revenue from patients enrolled in the Medicare and Medicaid programs, and the Company expects that its other Heart Hospitals will derive from 40% to 80% of their net revenue from patients enrolled in these programs. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, all of which could have the effect of limiting or reducing reimbursement levels for the hospital's services. Although the Company's Heart Hospitals are planned to operate profitably under current levels of reimbursement, there can be no assurance that payments under governmental programs will remain comparable to present levels.

      Health care system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for the federal and certain state governments. In 1996, the President vetoed legislation approved by the Congress that would have reshaped the Medicare and Medicaid programs through significant reductions in the overall rate of spending growth in both programs. The impact on the Company of the outcome of future negotiations between the President and Congress over reducing the overall rate of spending growth in these programs is not readily determinable. However, if legislation implementing reductions in the rate of spending growth in the Medicare and Medicaid programs of substantially the same magnitude as was vetoed by the President in 1996 is enacted into law, such reductions could have a material adverse effect on the Company.

                                     PART I



Competition

     The fundamental restructuring of the health care system currently underway in the United States is leading to consolidation of the existing, highly fragmented health care delivery system into larger and more organized groups and networks of health care service providers. In executing its business strategy, MedCath competes with other management services organizations, PPMs, hospitals, HMOs and others, some of which are seeking to form strategic alliances with cardiologists and cardiovascular surgeons or provide management services to physicians or to diagnostic and therapeutic facilities owned by them. An increasing number of PPMs offer services similar to those the Company provides to AMC, Mid-Atlantic and Heart Clinic and plans to provide to cardiology group practices or other multi-specialty group practices with practicing cardiologists. MedCath believes that most of these other companies are attempting to affiliate with large primary care and/or multi-specialty group practices. The Company is not aware of any other company actively pursuing a strategy of establishing fully integrated cardiac care delivery systems incorporating specialty heart hospitals, affiliations with leading cardiologists and cardiovascular surgeons and physician practice management services.

     The Company expects to encounter competition from general acute care hospitals and free-standing cardiac diagnostic and therapeutic facilities serving the same markets the Company operates in or seeks to enter, but believes it will have substantial cost advantages over these competitors. In addition, the Company believes that to compete successfully in the delivery of low cost, high quality cardiology and cardiovascular services requires the establishment of capital intensive facilities, such as its Heart Hospitals, which imposes a significant barrier to entry for new competitors. Furthermore, the Company believes that it would have a significant lead over any competitor adopting a similar strategy.

Medical Malpractice Insurance

     While the Company's employees are not physicians and do not practice medicine, certain of the employees are or will be involved in the delivery of health care services to the public under the supervision of physicians. To protect the Company from medical malpractice claims, including claims associated with its employees' activities, the Company, or the partnerships or limited liability companies for which the Company serves as general partner or manager, maintain professional liability and general liability insurance on a "claims made" basis in amounts deemed appropriate by management based upon the nature and risks of the Company's business. Such policies provide primary general liability and malpractice coverage in the amount of $1.0 million per occurrence with no aggregate limit and $4.0 million of umbrella coverage. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The cost and availability of such coverage has varied widely in recent years. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost. The McAllen Partnership has obtained separate hospital professional liability and comprehensive general liability insurance coverage for the activities conducted at the McAllen Heart Hospital which includes primary limits of $1.0 million per occurrence with no aggregate limit and $10.0 million of umbrella coverage.

                                     PART I



Employees

      As of December 11, 1996, the Company employed 716 people, of which 65 were engaged in managing and operating the Company's Mobile Cath Labs, 267 in operating Fixed-Site Facilities and managing physician practices, 329 in operating or developing the Company's five Heart Hospital projects and the remainder in management, development, finance and administrative capacities. None of the Company's employees are represented by a labor union.


Item 2 - Properties

         The Company leases approximately 11,000 square feet of space in Charlotte, North Carolina, where its executive offices are located. The lease expires in 1999, and the Company is evaluating its continued occupancy of this space in light of anticipated growth.

         The Company currently operates the McAllen Heart Hospital and has under construction the Arkansas and Tucson Heart Hospitals. The Company owns the real property for each of these hospitals and the sites range from 6 to 12 acres. Each of these facilities is subject to a mortgage, and substantially all the equipment located at these facilities is pledged as collateral to secure long-term debt. The Company expects to either own or lease the property on which the Austin, Bakersfield and any future Heart Hospitals will be constructed.

         The three physician group practices that are managed by the Company each own or lease the office space in which they are located. The Company has no ownership interest in the facilities in which the physicians under management practice medicine. The Company owns or leases certain medical and office equipment used in the practices.

         The Company co-owns two Fixed-Site Facilites through limited liability companies or partnerships with general acute care hospitals. These hospitals lease the building space that the facility is located to the respective limited liability company or partnership through operating leases.

         The Company manages six Fixed-Site Facilities and in connection with the management of these faciltities, the Company leases certain of the facilities and office space through operating leases.

                                     PART I




Item 3 - Legal Proceedings

         In February 1996, Hospital Corporation of Arizona, the owner of the hospital at which the Heart Institute of Tucson is located in Tucson, Arizona, instituted an action against the Company and the Tucson Company. The plaintiff claims that MedCath and the Tucson Company interfered with its contractual rights by inducing the physician owners of the Heart Institute of Tucson to violate noncompetition covenants between those individuals and the plaintiff. The physician owners of the Heart Institute of Tucson are five of the 23 physician members of the Tucson Company. In November 1995, the Heart Institute of Tucson notified the hospital, in accordance with the terms of the applicable agreements giving the Heart Institute of Tucson the right to do so, that the Heart Institute of Tucson is terminating its relationship with the hospital effective in July 1997. The lawsuit is pending in Superior Court of Pima County, Arizona, and seeks unspecified monetary damages, costs and attorneys' fees. Management believes that there is no basis for these claims, and MedCath and the Tucson Company are defending this action vigorously. In the opinion of management of the Company, it is unlikely that the ultimate outcome of this litigation will have a material adverse effect on the Company's plans to develop the Tucson Heart Hospital, the Tucson Cath Lab Company, the Company's operations or its financial condition. There can be no assurance, however, that an adverse outcome of any such litigation would not have a material adverse effect on the Company, the Tucson Company or the Tucson Cath Lab Company.

There are no other pending legal proceedings to which the Company is a party, which the Company believes, if adversely determined, would have a material adverse effect on the Company.


Item 4 - Submission of Matters to a Vote of Security Holders

         None.

                                  * * * * * * *

         For the purposes of calculating the aggregate market value of the shares of Common Stock of the Company held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for shares outstanding that are beneficially owned by directors and executive officers of the Company. However, this should not be deemed to constitute an admission that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of directors, executive officers and principal shareholders is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 19, 1997 and incorporated herein by reference, such Proxy Statement having been or to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1996.

                                     PART II




Item 5 - Market for the Registrant's Common Equity and Related Stockholder
         Matters

(a)      Market Information

         The Common Stock of MedCath is traded on the Nasdaq Stock Market's National Market under the symbol MCTH. The following table sets forth for the fiscal periods indicated the high and low sale prices for the Company's Common Stock as reported by the Nasdaq National Market, beginning with the Company's initial public offering on December 7, 1994.

                                                        Price Range
                                              --------------------------------
                                                   High             Low
                              1995

                    First Quarter                  $16              $14
                    (from December 7, 1994)
                    Second Quarter                 $15              $12 3/4
                    Third Quarter                  $14              $11 1/8
                    Fourth Quarter                 $20              $11

                              1996

                    First Quarter                  $25 3/4          $17
                    Second Quarter                 $30              $18 1/2
                    Third Quarter                  $42 5/8          $10 3/4
                    Fourth Quarter                 $19 1/4          $7 3/4

(b)      Holders

         As of December 11, 1996, there were 222 holders of record of the Company's Common Stock and 5,050 persons or entities holding in nominee name.

(c)      Dividends on the Company's Common Stock.

         No cash dividends have ever been paid, and the Company does not intend to pay any cash dividends in the foreseeable future. In connection with the initial public offering of the Company's common stock in December 1994, the Company paid a stock dividend in October 1994 pursuant to which 2.5308 additional shares of common stock were issued for each outstanding share of common stock. In October 1996, the Company paid a dividend in the form of one Preferred Share Purchase Right issued for each outstanding share of common stock. The Company does not intend to pay any additional stock dividends in the foreseeable future.

                                     PART II



Item 6 - Selected Financial Data

                  The information in response to this item is incorporated by reference from the Company's 1996 Annual Report to Shareholders. Such portion of the 1996 Annual Report to Shareholders has been filed as Exhibit 13.1 to this report.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

         The information in response to this item is incorporated by reference from the Company's 1996 Annual Report to Shareholders. Such portion of the 1996 Annual Report to Shareholders has been filed as Exhibit 13.1 to this report.


Item 8 - Financial Statements and Supplementary Data

         The information in response to this item is incorporated by reference from the Company's 1996 Annual Report to Shareholders. Such portion of the 1996 Annual Report to Shareholders has been filed as Exhibit 13.1 to this report.


Item 9 - Changes in and Disagreements with Accountants or Accounting and Financial Disclosure

                                   None.

                                    PART III




Item 10 - Directors and Executive Officers of the Registrant

         Reference is made to the information set forth in the sections entitled "Election of Directors" and "Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 19, 1997, which information is incorporated herein by reference, such Proxy Statement having been or to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1996.


Item 11 - Executive Compensation

         Reference is made to the information set forth in the section entitled "Management-Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 19, 1997, which information is incorporated herein by reference, such Proxy Statement having been or to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1996.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

         Reference is made to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 19, 1997, which information is incorporated herein by reference, such Proxy Statement having been or to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1996.


Item 13 - Certain Relationships and Related Transactions

         None.

                                     PART IV





Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Included with this 10-K Report are the following Consolidated Financial
Statements:


o    Consolidated Statements of Income -- For the Years Ended September 30,
     1994, 1995 and 1996 are incorporated by reference from the Company's 1996
     Annual Report to Shareholders. Such portion of the 1996 Annual Report to
     Shareholders is filed as Exhibit 13.1 to this report.

o Consolidated Balance Sheets at September 30, 1995 and 1996 are incorporated by reference from the Company's 1996 Annual Report to Shareholders. Such portion of the 1996 Annual Report to Shareholders is filed as Exhibit 13.1 to this report.

o    Consolidated Statements of Shareholders' Equity -- For the Years Ended
     September 30, 1994, 1995 and 1996. are incorporated by reference from the Company's 1996 Annual Report to Shareholders. Such portion of the 1996 Annual Report to Shareholders is filed as
     Exhibit 13.1 to this report.

o    Consolidated Statements of Cash Flows -- For the Years Ended September 30,
     1994, 1995 and 1996 are incorporated by reference from the Company's 1996
     Annual Report to Shareholders. Such portion of the Company's 1996 Annual
     Report to Shareholders is filed as Exhibit 13.1 to this report.

o    Notes to Consolidated Financial Statements -- For the Years Ended September
     30, 1994, 1995 and 1996 are incorporated by reference from the Company's 1996 Annual Report to Shareholders. Such portion of the 1996
     Annual Report to Shareholders is filed as Exhibit 13.1 to this report.


(a)(2) Included with this 10-K Report is the following Consolidated Financial
Statement schedule:

                                                                                                    Page
                                                                                                    -----
o    Report of Independent Auditors on Supplemental Schedule (included in
     Consent of Ernst & Young LLP, independent auditors, filed as Exhibit 23.1 to this report)

o    Schedule II - Valuation  and  Qualifying  Accounts for the years ended                          30
     September  30, 1994, 1995 and 1996

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                     PART IV



(b)      Reports on Form 8-K

         Reports on Form 8-K filed during the three months ended September 30, 1996 are as follows:

              Date of Report                    Items Reported

           August 19, 1996                Item 5. OTHER EVENTS
           September 3, 1996              Item 5. OTHER EVENTS
           October 2, 1996                Item 5. OTHER EVENTS
           October 4, 1996                Item 5. OTHER EVENTS
           November 14, 1996              Item 5. OTHER EVENTS


(c)   Exhibits

                  Previously Filed
                  With File Number
                     33-85458 *
             ----------------------------
                  In             As
 Exhibits       Document      Exhibit                                Exhibit Description

   3.1            (1)           3.1       Articles of Incorporation of the Company, as amended and restated.
   3.2            (1)           3.2       Bylaws of the Company, as amended and restated.
   4.1            (1)           4.1       Form of Common Stock Certificate.
   4.2            (1)           4.2A      First  Amendment  and  Restatement  of Amended and  Restated  Shareholders
                                          Agreement  dated as of  October  31,  1994 by and among the  Company,  the shareholders of the Company parties thereto and First Union National Bank of
                                          North Carolina as Trustee.
   4.3            (7)           99.1      Rights  Agreement dated October 15, 1996 between MedCath  incorporated and
                                          First Union National Bank of North  Carolina,  which includes the Articles of Amendment to the amended and Restated  Articles of Incorporation of the
                                          Company  setting  forth  the  terms of the  Series A Junior  Participating
                                          Preferred Stock as Exhibit A.
   10.1           (1)          10.1A      First  Amendment  and  Restatement  of Amended and  Restated  Shareholders
                                          Agreement  dated as of  October  31,  1994 by and among the  Company,  the shareholders of the Company parties thereto and First Union National Bank of
                                          North Carolina as Trustee
   10.2 **        (1)           10.3      Employment  Agreement  dated as of  November  25,  1991 by and between the
                                          Company and Stephen R. Puckett.
   10.3 **        (1)           10.4      Employment  Agreement  dated as of  November  25,  1991 by and between the
                                          Company and David Crane.
   10.4 **        (1)           10.5      Employment  Agreement  dated as of  September  20, 1992 by and between the
                                          Company and David A. Ward.
   10.5 **        (5)          10.49      Employment  Agreement  dated  as of  April  24,  1995 by and  between  the
                                          Company and Charles W. Johnson.
   10.6           (1)           10.8      Lease  Agreement  dated as of August 12,  1992 by and  between the Company and Quail Hollow Property  Corporation  and Amendment  thereto dated as of
                                          December 31, 1993.





                  Previously Filed
                  With File Number
                     33-85458 *
             ----------------------------
              In Document        As
 Exhibits                     Exhibit                                Exhibit Description

  10.7            (1)           10.9      Asset  Purchase  Agreement  dated as of October  31,  1992 by and  between
                                          MedCath of Arizona, Inc. and Sun City Cardiac Center, Inc.
  10.8            (1)          10.10      Partnership  Agreement dated as of October 31, 1992 by and between MedCath of Arizona, Inc. and Sun City Cardiac Center, Inc.
  10.9            (1)          10.11      Management  Agreement dated as of October 31, 1992 by and between Sun City
                                          Cardiac Center, Inc. and Sun City Cardiac Center Associates.
  10.10           (1)          10.21      Representation  Agreement  dated  as of  January  1,  1994 by and  between
                                          MedCath of Arizona, Inc. and Heart Institute of Tucson Services, Inc.
  10.11           (1)          10.22      Management  Agreement  dated as of January 1, 1994 by and between  MedCath of Arizona, Inc. and Heart Institute of Tucson Services, Inc.
  10.12           (1)          10.24      Construction  Agreement  and  Lease  dated as of  February  7, 1994 by and between  MedCath of Kingman  Limited  Partnership  and  Kalanithi  Limited
                                          Partnership.
  10.13           (1)          10.25      Guaranty of Lease dated as of February 15, 1994 by and between  MedCath of
                                          Kingman Limited Partnership and Kalanithi Limited Partnership.
  10.14           (1)          10.26      Restated and Amended Agreement of Limited  Partnership dated as of June 1,
                                          1994 by and among MedCath of Texas,  Inc.,  Hugo G. Blake,  M.D.,  Shereef
                                          Hilmy, II, M.D., Michael D. Evans, M.D., Norman M. Ramirez,  M.D., Eduardo
                                          D. Flores,  M.D., Naji Kandalaft,  M.D.,  Paul Manoharan,  M.D.,  Benjamin
                                          Robalino,  M.D., Harish Koolwal,  M.D., Augusto Villa, M.D.,  Filiberto S.
                                          Rodriguez,  M.D.  and Jorge L. De La Garza,  M.D.  and  Amendment  thereto dated as of August 16, 1994.
  10.15           (1)          10.27      Loan  Agreement  dated as of August 19,  1994 by and  between  the McAllen
                                          Partnership and Health Care REIT, Inc.
  10.16           (1)          10.28      Note dated as of August 19,  1994 from the McAllen  Partnership  to Health
                                          Care REIT, Inc. in the amount of $13,750,000.
  10.17           (1)          10.29      Deed of Trust and  Security  Agreement  dated as of August 19, 1994 by the
                                          McAllen  Partnership  to  Robert V. Case for the  benefit  of Health  Care
                                          REIT, Inc.
  10.18           (1)          10.30      Unconditional and Continuing  Limited Guaranty dated as of August 19, 1994 by the Company in favor of Health Care REIT, Inc.
  10.19           (1)          10.34      Pledge  Agreement  dated as of August 19, 1994 by and  between  MedCath of
                                          Texas, Inc. and Health Care REIT, Inc.
  10.20 **        (1)          10.35      MedCath Incorporated 1992 Incentive Stock Option Plan.
  10.21 **        (1)          10.36      MedCath Incorporated 1994 Omnibus Stock Plan.
  10.22 **        (1)          10.37      MedCath Incorporated Outside Director's Stock Option Plan.
  10.23 **        (1)          10.38      Option granted by the Company to W. Jack Duncan, dated September 8, 1994.
  10.24           (1)          10.39      Stock  Purchase  Agreement  dated as of  October  1, 1994 by and among the
                                          Company and each of the shareholders
                                          of Physmed Management Services, Inc.


                                     PART IV



                  Previously Filed
                  With File Number
                     33-85458 *
             ----------------------------
              In Document        As
 Exhibits                     Exhibit                                Exhibit Description

  10.25           (1)          10.41      Shareholders'  Agreement  dated as of  October  1,  1994 by and  among the
                                          Company and the shareholders of Physmed Management Services,  Inc. parties thereto.
  10.26           (1)          10.42      Amended and Restated  Management  Agreement dated as of October 1, 1994 by and between AMC and PhysMed Management Services, Inc.
  10.27           (1)          10.43      Security  Agreement  dated as of  October 1, 1994 by and  between  AMC and
                                          PhysMed Management Services, Inc.
  10.28           (1)          10.44      Guaranty  Agreement dated as of October 1, 1994 by the Company extended to
                                          AMC for the benefit of PhysMed Management Services, Inc.
  10.29           (1)          10.45      Limited   Guaranty   Agreement   dated  as  of  October  1,  1994  by  the
                                          shareholders  of PhysMed  Management  Services,  Inc.  extended to PhysMed
                                          Management Services, Inc. for the benefit of AMC.
  10.30           (2)           10.1      Management  Agreement  dated as of December 31, 1994 by and between  Heart
                                          Institute of Northern Arizona, L.L.C. and MedCath of Kingman, Inc.
  10.31           (3)           2.1       Share Exchange  Agreement and Plan of Reorganization  dated as of April 7,
                                          1995  by and  among  the  Company,  HealthTech  and  the  shareholders  of
                                          HealthTech parties thereto.
  10.32           (5)          10.50      Registration  Rights Agreement dated as of April 24, 1995 by and among the
                                          Company and the shareholders of HealthTech parties thereto.
  10.33           (5)          10.51      Operating  Agreement of the Little Rock Company  dated as of July 11, 1995 by and among  MedCath of  Arkansas,  Inc.  and the several  other  parties thereto.
  10.34           (5)         10.51A1     First  Amendment to Operating  Agreement of the Little Rock Company  dated as of September  21, 1995 by and among  MedCath of Arkansas,  Inc. and the several other parties thereto.
  10.35           (5)         10.51A2     Second  Amendment to Operating  Agreement of the Little Rock Company dated as of  December 6, 1995 by and among  MedCath of  Arkansas,  Inc.  and the several other parties thereto.
  10.36           (6)           10.1      Construction  and Term Loan  Agreement  dated December 7, 1995 between the
                                          Little Rock Company and Health Care REIT, Inc.
  10.37           (6)           10.2      Note dated as of December  7, 1995 from the Little Rock  Company to Health
                                          Care REIT, Inc. in the amount of $27,000,000.
  10.38           (6)           10.3      Unconditional  and  Continuing  Limited  Guaranty  dated as of December 7,
                                          1995 by the Company in favor of Health Care REIT, Inc.
  10.39           (6)           10.4      Amended and Restated  Loan  Agreement  dates as of January 31, 1996 by and among the  Company,  MedCath of Arizona,  Inc.  and MedCath of New Jersey,
                                          Inc. to First Union  Naional  Bank of North  Carolina as agent for various lenders.


                                     PART IV



                  Previously Filed
                  With File Number
                     33-85458 *
             ----------------------------
              In Document        As
 Exhibits                     Exhibit                                Exhibit Description

   10.40          (6)           10.5      Revolving Credit Note dated January 31, 1996 from the Company,  MedCath of
                                          Arizona,  Inc.  and  MedCath of New Jersey,  Inc. to First Union  National
                                          Bank of North Carolina in the amount of $20,000,000.
   10.41          (5)          10.52      Operating  Agreement of the Tucson  Company dated as of September 14, 1995 by and among Southern  Arizona  Heart,  Inc. and the several other parties thereto.
   10.42                                  Operating  Agreement  of the Tucson Cath Lab  Company  dated as of January
                                          15, 1996 by and among Southern  Arizona Heart,  Inc. and the several other parties thereto.
   10.43                                  Loan Agreement  dated July 18, 1996 between the Tucson Company and Capstone
                                          Capital Corporation.
   10.44                                  Promissory  note dated July 18, 1996 from the Tucson  Company and Capstone
                                          Capital Corporation in the amount of $17,800,000.
   10.45                                  Guaranty  Agreement  dated July 18, 1996  between the Company and Capstone
                                          Capital Corporation.
   10.46                                  Agreement of Limited  Partnership for the Austin  Partnership  dated as of
                                          February  22,  1996 by and among  Hospital  Management  IV,  Inc.  and the several other parties thereto.
   10.47                                  Operating  Agreement of the Bakersfield  Company dated as of June 14, 1996 by and among HHBF, Inc. and the several other parties thereto.
   10.48                                  Master  Transaction  Agreement dated July, 31, 1996 by and between MedCath
                                          Incorporated and Heart Clinic, P.A.
   10.49                                  Service Agreement dated October 1, 1996 by and between Physician  Management of McAllen, Inc. and Heart Clinic, P.A.
   10.50                                  Convertible  Subordinated  Promissory  Note dated October 1, 1996 from MedCath
                                          Incorporated  to Heart Clinic, P.A. in the amount of $6,359,958.
   10.51                                  Convertible  Subordinated  Promissory  Note dated October 1, 1996 from MedCath Incorporated to Heart Clinic, P.A.
   10.52                                  Standard Form of Agreement between Owner and Contractor dated as of December 18,
                                          1995 by and between the Little Rock Company and Faulkner Construction Company.
                                          (In accordance with Rule 202 of Regulation S-T, this exhibit is being filed in paper pursuant to a continuing hardship exemption.)
   10.53                                  Standard Form of Agreement between Owner and Contractor dated as of June 26,
                                          1996 by and between the Tucson Company and Connelley Construction Company. (In
                                          accordance with Rule 202 of Regulation S-T, this exhibit is being filed in paper pursuant to a continuing hardship exemption.)
   13.1                                   Such portions of the 1996 Annual Report
                                          to Shareholders as have been incorporated by reference into the Annual Report on
                                          Form 10-K.
   21.1                                   Subsidiaries of the Company.
   23.1                                   Consent of Ernst & Young LLP, independent auditors.
   23.2                                   Consent of Arthur Andersen LLP, independent public accountants.
   27                                     Financial Data Schedule (included in the EDGAR filing only.)
   99.1           (4)                     Report of Arthur  Andersen LLP,  independent  public  accountants,  on the
                                          Consolidated Financial Statements of HealthTech.
-----------------------------


*        Incorporated herein by reference.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.
-----------------------------

(1)   Registration Statement on Form S-1 dated October 21, 1994.
(2)   Form 10-Q for the quarterly period ended December 31, 1994.
(3)   Form 8-K dated April 9, 1995.
(4)   Form 8-K/A dated April 9, 1995.
(5)   Form 10-K for the year ended September 30, 1995
(6)   Form 10-Q for the quarterly period ended December 31, 1995.
(7)   Form 8-A dated October 18, 1996.
                                       28

                                   Signatures




         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MEDCATH INCORPORATED



                                        By /s/ Stephen R. Puckett
                                          Stephen R. Puckett, Chairman of
                                            the Board and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of December, 1996.

Signature                           Title


/s/ Stephen R. Puckett         Chairman of the Board and President
Stephen R. Puckett             (Principal Executive Officer)

/s/ David Crane                Executive Vice President, Chief Operating Officer
David Crane                      and Director

/s/ Richard J. Post            Chief Financial Officer, Secretary and Treasurer
Richard J. Post

/s/ Daniel L. Belongia         Vice President of Finance
Daniel L. Belongia

                               Director
Patrick J. Welsh

/s/ Andrew M. Paul             Director
Andrew M. Paul

/s/ W. Jack Duncan             Director
W. Jack Duncan

/s/ John B. McKinnon           Director
John B. McKinnon

                              MedCath Incorporated

                 Schedule II - Valuation and Qualifying Accounts



                                                                 Additions
                                                      ---------------------------------
                                         Balance at     Charged to    Charged to Other                 Balance at End
                                        Beginning of     Costs and        Accounts        Deductions         of
Description                                Period        Expenses        (Describe)       (Describe)       Period
-----------------------------------------------------------------------------------------------------------------------

Deducted from assets:
   Allowance for losses in collection
     of current accounts receivable
   Year ended September 30, 1993              -           $40,250             -                -           $40,250
   Year ended September 30, 1994           $40,250        $23,750             -                -           $64,000
   Year ended September 30, 1995           $64,000       $734,803             -          $381,803 (1)     $417,000

(1)  Uncollectible accounts written off.
