Form 10-Q
period 1996-12-31
MEDCATH INC
filed 1997-01-29
CIK 931782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1996
                               ------------------------------------------

                                             OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to____________________


Commission file number                    0-25176
                      ---------------------------------------------------

                              MEDCATH INCORPORATED
             (Exact name of registrant as specified in its charter)

        North Carolina                             56-1635096
---------------------------------          ------------------------------
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

Yes      X                  No_____

As of January 27, 1997, there were 11,146,749 Common Shares outstanding.

                              MEDCATH INCORPORATED

                                    FORM 10-Q

                                December 31, 1996

                                Table of Contents

                                                                         Page
                                                                          No.

PART I - FINANCIAL INFORMATION (UNAUDITED)

   Item 1.  Condensed consolidated financial statements

             * Condensed consolidated statements of income                3

             * Condensed consolidated balance sheets                      4

             * Condensed consolidated statements of cash flows            5

             *Notes to condensed consolidated financial statements      6-7

   Item 2.  Management's discussion and analysis of
                   financial condition and results of operations       8-11

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                             12


          Signatures                                                     13


                              MedCath Incorporated
                   Condensed Consolidated Statements of Income

                                                                        Three Months Ended
                                                                           December 31,
                                                                ------------------------------------
                                                                      1995              1996
                                                                ------------------------------------

Net revenue                                                      $  11,208,6$3    $   22,854,453

Operating expenses:
     Medical supplies and other                                      4,189,933         8,595,329
     Personnel costs                                                 2,376,365         6,144,428
     Depreciation                                                      732,158         1,490,153
     Amortization                                                      186,909           750,158
     Provision for doubtful accounts                                         -           450,967
     Marketing, general and administrative                           1,360,247         1,902,211
                                                                ------------------------------------
        Total operating expenses                                     8,845,612        19,333,246
                                                                ------------------------------------
Income from operations                                               2,363,021         3,521,207
Interest expense                                                      (167,097)         (702,413)
Interest income                                                        183,129           675,161
Minority interest in earnings of consolidated entities                (362,121)         (570,195)
Equity in net earnings of unconsolidated joint venture                  26,685                 -
                                                                ------------------------------------
Income before income taxes                                           2,043,617         2,923,760

Provision for income taxes                                            (817,447)       (1,169,504)

                                                                ====================================
Net income                                                       $   1,226,$70         1,754,256
                                                                ====================================


Net income per share                                                   $  0.14           $  0.15
                                                                ====================================

Weighted average number of common and common
     equivalent shares outstanding                                   8,989,601        11,684,550

See accompanying notes.


                              MedCath Incorporated
                      Condensed Consolidated Balance Sheets

                                                                               September 30,            December 31,
                                                                           ---------------------    --------------------
                                                                                   1996                    1996
                                                                           ---------------------    --------------------

ASSETS
Current assets:
    Cash and cash equivalents                                               $          5,026,30      $        7,122,549
    Short-term investments                                                           56,667,244              51,339,970
    Accounts receivable, net of allowance                                            11,155,477              13,942,689
    Medical supplies                                                                  1,549,029               1,567,873
    Deferred income taxes                                                               240,000                 240,000
    Prepaid expenses and other current assets                                           610,137                 857,129
                                                                           ---------------------    --------------------
       Total current assets                                                          75,248,192              75,070,210

Property, plant and equipment, net of accumulated depreciation                       72,303,824              82,843,333
Other assets                                                                          1,910,092               1,861,387
Start-up and organization costs, net of accumulated amortization                      7,628,018               8,590,817
Advances to physician groups                                                          5,609,178               5,626,313
Intangible assets, net of accumulated amortization                                   19,221,414              25,376,743
                                                                           =====================    ====================
Total assets                                                                $       181,920,718     $       199,368,803
                                                                           =====================    ====================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $          2,861,34     $         2,382,030
    Distribution payable to minority interests                                          629,352                 814,209
    Accrued liabilities                                                               3,623,704               5,079,010
    Current portion of long-term debt                                                 1,931,455               1,847,805
    Current portion of obligations under capital leases                                 392,713                 392,713
                                                                           ---------------------    --------------------
       Total current liabilities                                                      9,438,567              10,515,767

Deferred income taxes                                                                 2,864,535               2,914,535
Long-term debt                                                                       43,841,641              57,056,487
Obligations under capital leases                                                      2,053,797               1,971,756
                                                                           ---------------------    --------------------
Total liabilities                                                                    58,198,540              72,458,545

Minority interests in equity of consolidated entities                                 3,477,085               4,820,912

Shareholders' equity:
    Common stock, $.01 par value,  20,000,000 shares authorized, and 11,121,326 and 11,146,749 shares issued and outstanding
       at September 30, and December 31, 1996, respectively                             111,213                 111,467
    Paid-in capital                                                                 108,897,931             108,987,674
    Retained earnings                                                                11,235,949              12,990,205
                                                                           ---------------------    --------------------
Total shareholders' equity                                                          120,245,093             122,089,346
                                                                           ---------------------    --------------------

Total liabilities, minority interests and shareholders' equity              $       181,920,718      $      199,368,803
                                                                           =====================    ====================

See accompanying notes.


                              MedCath Incorporated
                 Condensed Consolidated Statements of Cash Flows

                                                                                            Three Months Ended
                                                                                               December 31,
                                                                                   -------------------------------------
                                                                                         1995                1996
                                                                                   ------------------  -----------------

Operating activities
Net Income                                                                          $    1,226,170      $     1,754,256
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                        946,005            2,276,753
      Minority interest                                                                          -              (22,536)
      Deferred income taxes                                                                 75,000               50,000
      (Increase) decrease in current assets:
           Accounts receivable                                                          (1,131,384)          (2,787,212)
           Medical supplies                                                               (182,196)             (18,844)
           Prepaid expenses and other current assets                                      (134,129)            (246,992)
      Increase (decrease) in current liabilities:
           Accounts payable                                                                358,494             (479,313)
           Distribution payable to minority interest                                       (19,009)             184,857
           Accrued liabilities                                                           1,470,389            1,455,306
      Other                                                                               (132,235)              (9,082)
                                                                                    -----------------  -----------------
Net cash provided by operating activities                                                2,477,105            2,157,193

Investing activities
Purchases of property, plant and equipment                                             (13,982,192)         (12,027,674)
Start-up and organization costs                                                         (3,357,314)          (1,488,971)
Advances to physician groups                                                              (555,000)            (429,000)
Repayments of advances to physician groups                                                 114,648              411,865
Net sales of short-term investments                                                      6,290,532            5,327,274
                                                                                    -----------------   ----------------
Net cash used in investing activities                                                  (11,489,326           (8,206,506)

Financing activities
Proceeds from issuance of long-term debt                                                 9,728,468            9,204,153
Repayments of long-term debt                                                              (129,095)            (524,929)
Repayments of convertible subordinated debt                                                      -           (1,907,987)
Repayments of obligations under capital leases                                            (520,523)             (82,041)
Proceeds from issuance of common stock                                                       5,664               89,997
Investments by minority partners                                                            40,000            1,366,364
Payment of loan acquisition costs and deferred loan fees                                  (318,056)                   -
                                                                                   ------------------  -----------------
Net cash provided by financing activities                                                8,806,458            8,145,557
                                                                                   ------------------  -----------------
Net increase (decrease) in cash and equivalents                                           (205,763)           2,096,244
Cash and cash equivalents, beginning of period                                           6,821,728            5,026,305
                                                                                   ------------------  -----------------
Cash and cash equivalents, end of period                                            $    6,615,965      $     7,122,549
                                                                                   ==================  =================

See accompanying notes.

                              MedCath Incorporated
         Notes to Unaudited Condensed Consolidated Financial Statements
               For the Three Month Period Ended December 31, 1996


Note 1- General

The accompanying unaudited condensed consolidated financial statements of MedCath Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements of the unaudited interim periods include all adjustments necessary for fair presentation of results for the periods  and  all  such  adjustments  are  of a  normal  recurring  nature.  The accompanying unaudited condensed consolidated results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Unless otherwise specified, capitalized terms used herein are used as defined in such Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Note 2 - Net Income Per Share

The computation of primary and fully-diluted net income per share is based upon the weighted average number of common shares and common equivalent shares, if dilutive, outstanding during the period. The computation of fully-diluted net income per share also takes into consideration the use of market price at the end of the period, when higher than the average market price for the period. Common stock equivalents represent the dilutive effect of the exercise of all outstanding stock options and the assumed conversion of all outstanding convertible debt. Fully-diluted net income per share is not presented because it does not differ from primary net income per share.


Note 3 - Long-Term Debt

Long term debt consisted of the following:

                                                                        September 30,      December 31,
                                                                            1996               1996
                                                                     --------------------------------------
McAllen REIT Loan                                                      $   13,750,000     $   13,750,000
Arkansas REIT Loan                                                         19,757,558         25,559,664
Tucson REIT Loan                                                            1,062,531          4,353,526
Convertible subordinated debt                                                       -          4,451,971
Notes payable to equipment lenders                                         10,689,071         10,298,142
Other notes payable                                                           513,936            490,989
                                                                     --------------------------------------
                                                                           45,773,096         58,904,292
Less current portion                                                       (1,931,455)        (1,847,805)
                                                                     ======================================
                                                                        $  43,841,641     $   57,056,487
                                                                     ======================================


As of December 31, 1996, approximately $18.0 million was available under the Company's $20 million Revolver, as computed in accordance with the borrowing base, and there were no amounts outstanding. The proceeds of the Revolver have been and are to be used to meet ongoing working capital requirements and to finance certain acquisitions approved by the lender.

The Revolver and REIT loan agreements contain certain restrictive covenants which prohibit the payment of dividends and require the maintenance of specific financial ratios and amounts. The Company was in compliance with these covenants at December 31, 1996.

In October 1996, the Company issued a convertible subordinated promissory note in the amount of $6.4 million in connection with the acquisition of a contract to manage Heart Clinic, P.A. (See Note 4). In November 1996, $1.9 million of the outstanding principal balance was paid in accordance with the terms of the note. The remaining principal amount of the note is due and payable on October 1, 1998, in cash or in shares of common stock of the Company at a conversion price of $14 per share. Interest is payable annually at a rate of 4% on the outstanding principal. A contingent convertible subordinated promissory note was also issued in October 1996 and the amount of the note will be based on performance levels of the Heart Clinic physicians for the 1997 calendar year.

In December 1996, the Company obtained financing of up to $16 million in installment notes payable to equipment lenders for the purpose of purchasing equipment for the Arkansas Heart Hospital. At December 31, 1996 there were no amounts outstanding under these notes. Through March of 1997, interest will be payable monthly at the rate of 2.5% above the prime rate (as defined by the lender). On April 1, 1997, the annual interest rate on all amounts outstanding will convert to 9.62%. On April 1, 1997 the Company will begin making principal and interest payments based on a five year amortization schedule.

Note 4 - Business Combinations and New Operations

In September 1996, the Company formed PMMI. In October 1996, PMMI entered into a 40-year contract to manage Heart Clinic, P.A., a multi-physician cardiologist group located in McAllen, Texas. Total consideration given in connection with the acquisition of the management contract was approximately $6.3 million (subject to increase if certain base performance levels are exceeded in 1997 by the physicians) and consisted of fixed and contingent promissory notes that are partially convertible into the Company's common stock (see Note 3).

In January 1997, the Company announced it had formed a venture for the purpose of constructing and operating the Arizona Heart Hospital to be located in Phoenix, Arizona. The Company expects the total cost of constructing and equipping the Arizona Heart Hospital to be approximately $35 million and plans to open the hospital in fiscal year 1998.

                              MedCath Incorporated
Management's Discussion and Analysis of Financial Condition and Results of
         Operations For the Three Month Period Ended December 31, 1996


The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes. All References to a "Note" are to the "Notes to Unaudited Condensed Consolidated Financial Statements" contained herein. Unless otherwise specified, capitalized terms used herein are used as defined in the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and all references to the three month periods refer to the periods ended December 31, 1995 and 1996, respectively.

Acquisitions and New Operations

In January 1997, the Company announced it had formed a venture for the purpose of constructing and operating the Arizona Heart Hospital to be located in Phoenix, Arizona. The Company expects the total cost of constructing and equipping the Arizona Heart Hospital to be approximately $35 million and plans to open the hospital in fiscal year 1998.

Results of Operations

The following table sets forth, for the periods presented, the percentage of the Company's net revenue represented by the net revenue of each of the Company's three divisions and by certain items reflected in the Unaudited Condensed Consolidated Statements of Income:


                                                                    Three Months Ended
                                                                       December 31,
                                                              --------------------------------
                                                                   1995            1996
                                                              --------------------------------
   Diagnostics Division                                              74.6%         40.9%
   Practice Management Division                                      24.1          21.2
   Hospital Division                                                  1.3          37.9
                                                              --------------------------------
         Total net revenue                                          100.0%        100.0%

Operating Expenses:
   Medical supplies, personnel & other operating expense             58.6          64.5
   Depreciation and amortization expense                              8.2           9.8
   Provision for doubtful accounts                                    -             2.0
   Marketing, general and administrative expense                     12.1           8.3
                                                              --------------------------------
         Total operating expenses                                    78.9          84.6

                                                              --------------------------------
Income from operations                                               21.1          15.4

Interest expense                                                     (1.5)         (3.1)
Interest income                                                       1.6           3.0
Minority interest in earnings of consolidated entities               (3.2)         (2.5)
Equity in earnings of unconsolidated subsidiaries                      .2             -
                                                              --------------------------------
Income before income taxes                                           18.2           12.8
Provision for income taxes                                          (7.3)          (5.1)
                                                              --------------------------------
Net income                                                          10.9%           7.7%
                                                              ================================

                                       8

Net revenue

Consolidated net revenue increased 103.9% to $22.9 million in fiscal year 1997 from $11.2 million in fiscal year 1996. Of this $11.7 million increase, $8.5 million was attributable to net revenue at the McAllen Heart Hospital, which opened in January 1996, and the remainder of the increase in total net revenue was the result of new operations in both the Diagnostics Division and Practice Management Division, as well as increases in net revenue in existing operations.

Net revenue in the Practice Management Division increased 80.0% to $4.8 million in fiscal year 1997 from $2.7 million in fiscal year 1996 accounting for $2.2 million of the total increase in consolidated net revenue. This increase was attributable to the acquisition of contracts to manage Mid-Atlantic, in February 1996, and Heart Clinic, in October 1996. Also contributing is the increase in net revenue from the existing contract to manage AMC. The total number of physicians under management in the Practice Management Division at this quarter end is 76 compared with 55 at the same time last year.

Net revenue in the Diagnostics Division increased 11.6% to $9.3 million in fiscal year 1997 from $8.3 million in fiscal year 1996 and accounted for $1.0 million of the total increase in net revenue. Net revenue from Fixed-Site Facilities increased 16.5% primarily as the result of three new facilities in the Diagnostics Division. Net revenue from operation of Mobile Cath Labs increased 4.7% as the result of an increase in the total number of procedures performed in the labs as well as the addition of several new hospital contracts. The number of Fixed-Site Facilities increased from 5 in fiscal year 1996 to 8 in fiscal year 1997 while mobile cath labs operated by the Company remained at 23 in both fiscal year 1996 and fiscal year 1997.

Operating Expenses and Income from Operations

Total operating expenses increased 118.6% to $19.3 million in fiscal year 1997 from $8.8 million in fiscal year 1996. The increase was primarily attributable to operating expenses at the McAllen Heart Hospital, expenses incurred in managing Mid-Atlantic and Heart Clinic and added operating expenses in the Diagnostic Division for three new Fixed-Site Facilities. Income from operations increased 49.0% to $3.5 million in fiscal year 1997 from $2.4 million in 1996. Operating margins decreased to 15.4% in fiscal year 1997 from 21.1% in fiscal year 1996 and EBITDA margins decreased to 25.2% in fiscal year 1997 from 29.3% in fiscal year 1996. These decreases were primarily due to the operating expenses associated with the McAllen Heart Hospital and the growth in the Practice Management Division, which operates at lower margins than those realized in the Diagnostics Division.

Income from operations in the Practice Management Division increased 71.6% to $530,000 in fiscal year 1997 from $309,000 in fiscal year 1996. The increase is attributable to income from managing Mid-Atlantic and Heart Clinic as well as increased operating income from managing AMC. Operating margins in the Practice Management Division decreased to 10.9% in fiscal year 1997 from 11.5% in fiscal year 1996 as a result of the expenses associated with managing Heart Clinic and Mid-Atlantic and the structure of the related contracts. EBITDA margins in the Practice Management Division remained constant at 13.2% for the three month period ended December 31, 1995 and 1996.

Income from operations in the Diagnostics Division increased 14.5% to $3.3 million in fiscal year 1997 from $2.9 million in fiscal year 1996. The increase is due primarily to three new Fixed-Site Facilities that commenced operations since September 1996. Operating margins and EBITDA margins in the Diagnostics Division remained constant for the same three month period in 1996, at 34% and 45%, respectively.

Marketing, general and administrative expenses in fiscal year 1997 increased 39.8% over fiscal year 1996 primarily as a result of the Company's continued investment in corporate infrastructure to facilitate growth. During the last year, the Company added both a human resources and an information systems department, as well as additional development and finance personnel. The remainder of the increase was attributable to increased professional fees associated with pursuing business development opportunities, the addition of administrative and accounting personnel to support growth and increases in salaries.

Interest Expense and Interest Income

Interest expense increased $535,000 in fiscal year 1997 over fiscal year 1996, primarily as the result of interest incurred on borrowings used to finance the McAllen Heart Hospital. Substantially all of the property, plant and equipment at the hospital were financed using borrowings that bear interest at rates ranging from 8.54% to 10.19%. Interest income increased $492,000 in fiscal year 1997 compared with fiscal year 1996 due to additional investment income earned on cash and short term investments.

Minority Interest in Earnings of Consolidated Entities

Minority interest in earnings of consolidated entities for the three months ended December 31, 1995 and 1996 was $362,000 and $570,000, respectively, an increase of $208,000 or 57.5%. In developing certain Fixed-Site Facilities, Heart Hospitals and Mobile Cath Labs the Company has entered into several partnerships and limited liability companies ("LLC's"). The full results of operations of these partnerships and LLC's are included in the Company's income before income taxes. Any increase or decrease in the minority interest in these entities earnings is directly attributable to the results of operations of these entities.

Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating activities was $2.2 million for the three months ended December 31, 1996. Accounts receivable increased $2.8 million during the three months ended December 31, 1996. This increase was the result of increased revenues in the three divisions and the additional receivables from new consolidating entities. At December 31, 1996, the Company had working capital of $64.6 million, including $58.5 million of cash and short-term investments and $13.9 million in accounts receivable.

Investing Cash Flows

During the three months ended December 31, 1996, the Company utilized a net of $8.2 million in investing activities primarily for the construction, purchase of equipment and start-up costs for the Company's Heart Hospitals; consisting of $8.1 million for the Arkansas Heart Hospital, $2.8 million for the Tucson Heart Hospital and $2.6 million for the Company's other operations. Offsetting these outflows was $5.3 million on the sale of short term investments.

Financing Cash Flows

Financing activities provided $8.1 million during the three month period ended December 31, 1996, primarily from loan proceeds for construction on the Arkansas and Tucson Heart Hospitals. Investments from minority partners in the
Bakersfield Heart Hospital also provided additional financing proceeds this quarter. The repayment of a portion of the convertible subordinated debt (see
Note 3), long term debt and capital leases somewhat offset the $9.2 million of proceeds this quarter.

The Company has formed a venture for the purpose of constructing and operating the Arizona Heart Hospital. The Company anticipates the total cost of constructing and equipping the Arizona Heart Hospital will be approximately $35.0 million and that construction will begin on the hospital in fiscal year 1997. Financing for construction of this hospital has not been obtained.

The Company expects that each of its Heart Hospitals will require working capital advances to fund a portion of the pre-opening costs and to fund the operations subsequent to opening in the initial start-up phase of the hospital. Substantial investments will be required during the development phase, and operating losses and negative cash flow will be incurred during the initial operation of each Heart Hospital.

In September 1996, the Company formed PMMI, which in October 1996, entered into a 40-year contract to manage Heart Clinic, P.A., a multi-physician cardiologist group located in McAllen, Texas. Total consideration given in connection with the acquisition of the management contract was approximately $6.3 million (subject to increase if certain base performance levels are exceeded in 1997 by the physicians) and consisted of fixed and contingent promissory notes that are partially convertible into the Company's common stock (see Note 3).

As of December 31, 1996, approximately $18.0 million was available under the Company's $20 million Revolver, as computed in accordance with the borrowing base, and there were no amounts outstanding. The proceeds of the Revolver have been and are to be used to meet ongoing working capital requirements and to finance certain acquisitions approved by the lender.

The Company anticipates financing its future operations through a combination of amounts available under the Revolver, financing from other real estate lenders and various equipment lenders, capital contributions by minority partners, cash reserves, short-term investments and operating cash flows. The Company believes the combination of these sources will be sufficient to meet the Company's currently anticipated Heart Hospital development, acquisition and working capital needs through fiscal year 1997. In addition, in order to provide funds necessary for the continued pursuit of its business strategy, the Company expects to incur, from time to time, additional indebtedness to banks and other financial institutions and to issue, in public or private transactions, equity and debt securities. The availability and terms of any such financing will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

             (a)    Exhibits

                    27       Financial Data Schedule (EDGAR version only)

             (b) Reports on Form 8-K filed during the three months ended December 31, 1996 are as follows:

                          Date of Report             Items Reported

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



                              MEDCATH INCORPORATED


                  Date                         Signature and Title


             January 28, 1997                  /s/  Richard J. Post
                                              -----------------------
                                              Richard J. Post
                                              Chief Financial Officer, Secretary
                                              and Treasurer