Form 10-Q
period 1997-03-31
MEDCATH INC
filed 1997-04-22
CIK 931782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                           ---------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________


                         Commission file number 0-25176


                              MEDCATH INCORPORATED
             (Exact name of registrant as specified in its charter)

          North Carolina                                 56-1635096
----------------------------------                   -------------------
(  State or other jurisdiction                        (I.R.S.Employer
of incorporation or organization)                    Identification No.)

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

Yes      X                  No_____

As of April 21, 1997, there were 11,152,634 Common Shares outstanding.

                              MEDCATH INCORPORATED

                                    FORM 10-Q

                                 March 31, 1997

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


                                               MedCath Incorporated
                                      Unaudited Condensed Consolidated Statements of Income

                                                                     Three Months Ended                  Six Months Ended
                                                                          March 31,                           March 31,
                                                              ---------------------------------------------------------------------
                                                                    1996             1997              1996             1997
                                                              ---------------------------------------------------------------------

Net revenue                                                     $ 17,283,929     $ 26,709,491      $ 28,492,562     $ 49,563,944

Operating expenses:
    Medical supplies and other                                     6,813,138       10,814,237        11,003,071       19,409,566
    Personnel costs                                                4,747,845        6,992,562         7,124,210       13,136,990
    Depreciation                                                   1,106,632        1,782,856         1,838,790        3,273,009
    Amortization                                                     566,418          931,581           753,327        1,681,739
    Provision for doubtful accounts                                  132,675          486,879           132,675          937,846
    Marketing, general and administrative                          1,263,780        1,797,103         2,624,027        3,699,314
                                                              ---------------------------------------------------------------------
        Total operating expenses                                  14,630,488       22,805,218        23,476,100       42,138,464
                                                              ---------------------------------------------------------------------
Income from operations                                             2,653,441        3,904,273         5,016,462        7,425,480
Interest expense                                                    (562,858)        (833,992)         (729,955)      (1,536,405)
Interest income                                                       70,925          581,460           254,054        1,256,621
Minority interest in earnings of consolidated entities               (30,053)        (269,976)         (392,174)        (840,171)
Equity in net earnings of unconsolidated joint venture                39,266                -            65,951                -
                                                              ---------------------------------------------------------------------
Income before income taxes                                         2,170,721        3,381,765         4,214,338        6,305,525

Provision for income taxes                                          (868,288)      (1,284,454)       (1,685,735)      (2,453,958)

                                                              =====================================================================
Net income                                                       $ 1,302,433      $ 2,097,311       $ 2,528,603      $ 3,851,567
                                                              =====================================================================


Net income per share                                               $    0.14         $   0.18         $    0.28        $   0.33
                                                              =====================================================================

Weighted average number of common and common
    equivalent shares outstanding                                  9,132,538       11,664,220         9,061,070      11,666,776

See accompanying notes.

                              MedCath Incorporated
                      Condensed Consolidated Balance Sheets

                                                                               September 30,             March 31,
                                                                           ---------------------    --------------------
                                                                                   1996                    1997
                                                                           ---------------------    --------------------
                                                                                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                               $         5,026,305      $       10,876,192
    Short-term investments                                                           56,667,244              37,568,003
    Accounts receivable, net of allowance                                            11,155,477              19,658,661
    Medical supplies                                                                  1,549,029               2,656,109
    Deferred income taxes                                                               240,000                 240,000
    Prepaid expenses and other current assets                                           610,137                 876,902
                                                                           ---------------------    --------------------
       Total current assets                                                          75,248,192              71,875,867

Property, plant and equipment, net of accumulated depreciation                       72,303,824             108,187,050
Other assets                                                                          1,910,092               1,837,484
Start-up and organization costs, net of accumulated amortization                      7,628,018              11,249,394
Advances to physician groups                                                          5,609,178               6,059,209
Intangible assets, net of accumulated amortization                                   19,221,414              25,172,116
                                                                           =====================    ====================
Total assets                                                                $       181,920,718       $     224,381,120
                                                                           =====================    ====================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $         2,861,343       $       3,273,077
    Distribution payable to minority interests                                          629,352               1,393,125
    Accrued liabilities                                                               3,623,704               7,704,933
    Current portion of long-term debt                                                 1,931,455               1,829,873
    Current portion of obligations under capital leases                                 392,713                 536,635
                                                                           ---------------------    --------------------
      Total current liabilities                                                      9,438,567              14,737,643

Deferred income taxes                                                                 2,864,535               2,943,445
Long-term debt                                                                       43,841,641              73,985,626
Obligations under capital leases                                                      2,053,797               2,348,744
                                                                           ---------------------    --------------------
Total liabilities                                                                    58,198,540              94,015,458

Minority interests in equity of consolidated entities                                 3,477,085               6,179,005

Shareholders' equity:
    Common stock, $.01 par value,  20,000,000 shares authorized, and 11,121,326 and 11,146,749 shares issued and outstanding
       at September 30, 1996 and March 31, 1997, respectively                           111,213                 111,467
    Paid-in capital                                                                 108,897,931             108,987,674
    Retained earnings                                                                11,235,949              15,087,516
                                                                           ---------------------    --------------------
Total shareholders' equity                                                          120,245,093             124,186,657
                                                                           ---------------------    --------------------

Total liabilities, minority interests and shareholders' equity              $       181,920,718       $     224,381,120
                                                                           =====================    ====================

See accompanying notes.


                              MedCath Incorporated
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                             Six Months Ended
                                                                                                March 31,
                                                                                   -------------------------------------
                                                                                         1996                1997
                                                                                   ------------------  -----------------

Operating activities
Net Income                                                                          $     2,528,603     $     3,851,567
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       2,651,385           5,039,864
      Equity in net earnings of unconsolidated joint venture                                (65,951)                  -
      Minority interest                                                                    (598,111)           (404,443)
      Deferred income taxes                                                                 175,000              78,910
      (Increase) decrease in current assets:
           Accounts receivable                                                           (6,598,611)         (8,503,187)
           Medical supplies                                                                (662,523)         (1,107,080)
           Prepaid expenses and other current assets                                       (153,438)           (266,765)
      Increase (decrease) in current liabilities:
           Accounts payable                                                               1,307,041              411,734
           Distribution payable to minority interest                                        177,158              763,773
           Accrued liabilities                                                            1,469,618            4,081,229
      Other                                                                                (136,316)             (42,662)
                                                                                   ------------------   ------------------
Net cash provided by operating activities                                                    93,855            3,902,940

Investing activities
Purchases of property, plant and equipment                                               (22,348,514)        (38,495,627)
Start-up and organization costs                                                           (5,202,116)         (4,852,247)
Advances to physician groups                                                              (1,751,972)         (1,114,094)
Repayments of advances to physician groups                                                   195,014             664,062
Net sale of short-term investments                                                         7,985,177          19,099,241
                                                                                   ------------------    -----------------
Net cash used in investing activities                                                    (21,122,411)        (24,698,665)

Financing activities
Proceeds from issuance of long-term debt                                                  21,982,481          26,670,629
Repayments of long-term debt                                                                (304,188)         (2,988,184)
Repayments of obligations under capital leases                                              (844,155)           (233,194)
Proceeds from issuance of common stock                                                       131,652              89,997
Investments by minority partners                                                             285,490           3,106,364
Payment of loan acquisition costs and deferred loan fees                                    (398,399)                  -
                                                                                   ------------------    -----------------
Net cash provided by financing activities                                                 20,852,881          26,645,612
                                                                                   ------------------    -----------------
Net increase (decrease) in cash and equivalents                                             (175,675)          5,849,887
Cash and cash equivalents, beginning of period                                             6,821,728           5,026,305
                                                                                   ------------------    -----------------
Cash and cash equivalents, end of period                                            $      6,646,053      $   10,876,192
                                                                                   ==================    =================

See accompanying notes.


                              MedCath Incorporated
         Notes to Unaudited Condensed Consolidated Financial Statements
            For the Three and Six Month Periods Ended March 31, 1997


Note 1- General

The accompanying unaudited condensed consolidated financial statements of MedCath Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements of the unaudited interim periods include all adjustments necessary for fair presentation of results for the periods and all such adjustments are of a normal recurring nature. The accompanying unaudited condensed consolidated results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Unless otherwise specified, capitalized terms used herein are used as defined in such Annual Report on Form 10-K.

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

Note 3 - Long-Term Debt

Long term debt consisted of the following:

                                                      September 30,       March 31,
                                                          1996               1997
                                                   --------------------------------------
McAllen REIT Loan                                    $   13,750,000     $   13,750,000
Arkansas REIT Loan                                       19,757,558         29,000,000
Tucson REIT Loan                                          1,062,531          8,135,110
Convertible subordinated debt                                     -          4,451,971
Notes payable to equipment lenders                       10,689,071         19,738,721
Other notes payable                                         513,936            739,697
                                                   --------------------------------------
                                                         45,773,096         75,815,499
Less current portion                                     (1,931,455)        (1,829,873)
                                                   ======================================
                                                      $  43,841,641     $   73,985,626
                                                   ======================================

As of March 31, 1997, approximately $18.0 million was available under the Company's $20 million Revolver, as computed in accordance with the borrowing base, and there were no amounts outstanding. The proceeds of the Revolver have been and are to be used to meet ongoing working capital requirements and to finance certain acquisitions approved by the lender.

The Revolver and REIT loan agreements contain certain restrictive covenants which prohibit the payment of dividends and require the maintenance of specific financial ratios and amounts. The Company was in compliance with these covenants at March 31, 1997.

In March 1997, the Company obtained a financing commitment for up to $30 million for the purpose of financing the land acquisition, construction and a portion of the working capital costs of the Arizona Heart Hospital. The interest rate will be at a premium above LIBOR and the outstanding principal balance will be due and payable in full three years from the closing of the note, if the Company's optional extension of one year is not exercised.

In December 1996, the Company obtained financing of up to $16 million in installment notes payable to equipment lenders for the purpose of purchasing equipment for the Arkansas Heart Hospital. At March 31, 1997 there was $9.9 million outstanding under these notes. The notes bear interest at rates ranging from 9.62% to 10.25% and are payable in monthly installments of principal and interest over five years.

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

Note 4 - Business Combinations and New Operations

On March 3, 1997, the Arkansas Heart Hospital received Medicare certification from the Arkansas Department of Health and opened slightly earlier than anticipated. The Company serves as the managing member with an approximate 51% interest in the limited liability company that operates the Arkansas Heart Hospital.

In January 1997, the Company announced it had formed a venture for the purpose of constructing and operating the Arizona Heart Hospital to be located in Phoenix, Arizona. The Arizona Heart Hospital will be owned and operated by a limited liability company in which the Company owns a majority interest and serves as manager. The Company expects the total cost of constructing and equipping the Arizona Heart Hospital to be approximately $44 million and plans to open the hospital in fiscal year 1998.

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

Note 5 - Newly Issued Accounting Standards

In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share, for the first quarters ended March 31, 1996 and March 31, 1997, of $.01 per share, respectively. The impact is expected to result in an increase in primary earnings per share, for the six months ended March 31, 1996 and March 31, 1997, of $.01 per share and $.02 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

                        MedCath Incorporated Management's
    Discussion and Analysis of Financial Condition and Results of Operations
            For the Three and Six Month Periods Ended March 31, 1997

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Unaudited Condensed Consolidated Financial Statements and accompanying notes. All References to a "Note" are to the "Notes to Unaudited Condensed Consolidated Financial Statements" contained herein. Unless otherwise specified, capitalized terms used herein are used as defined in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

Acquisitions and New Operations

On March 3, 1997, the Arkansas Heart Hospital received Medicare certification from the Arkansas Department of Health and opened slightly earlier than anticipated. The Company serves as the managing member with an approximate 51% interest in the limited liability company that operates the Arkansas Heart Hospital.

Results of Operations

The following table sets forth, for the periods presented, the percentage of the Company's net revenue represented by the net revenue of each of the Company's three divisions and by certain items reflected in the Unaudited Condensed Consolidated Statements of Income:

                                                              Three Months Ended             Six Months Ended
                                                                   March 31,                      March 31,
                                                        -------------------------------------------------------------
                                                             1996           1997           1996           1997
                                                        -------------------------------------------------------------
Net revenue:
   Diagnostics Division                                      53.3%          36.8%         61.7%          38.7%
   Practice Management Division                              23.2           18.4          23.6           19.7
   Hospital Division                                         23.5           44.8          14.7           41.6
                                                        -------------------------------------------------------------
         Total net revenue                                  100.0%         100.0%        100.0%         100.0%

Operating expenses:
   Medical supplies, personnel & other operating expense     66.8           66.7          63.6           65.6
   Depreciation and amortization expense                      9.7           10.2           9.1           10.0
   Provision for doubtful accounts                             .8            1.8            .5            1.9
   Marketing, general and administrative expense              7.3            6.7           9.2            7.5
                                                        -------------------------------------------------------------
         Total operating expenses                            84.6           85.4          82.4           85.0

                                                        -------------------------------------------------------------
Income from operations                                       15.4           14.6          17.6           15.0

Interest expense                                             (3.3)          (3.1)         (2.5)          (3.1)
Interest income                                                .4            2.2            .9            2.5
Minority interest in earnings of consolidated entities        (.2)          (1.0)         (1.4)          (1.7)
Equity in earnings of unconsolidated subsidiaries              .2              -            .2              -
                                                        -------------------------------------------------------------
Income before income taxes                                   12.5           12.7          14.8           12.7
Provision for income taxes                                   (5.0)          (4.8)         (5.9)          (4.9)
                                                        -------------------------------------------------------------
Net income                                                    7.5%           7.9%          8.9%           7.8%
                                                        =============================================================


Net revenue

Consolidated net revenue for the second quarter and six months ended March 31, 1997 increased $9.4 million or 54.5% and $21.1 million or 74.0%, respectively, over the comparable prior year periods. These increases are primarily a result of net revenue generated at the McAllen and Arkansas Heart Hospitals. The remainder of the increase in net revenue is the result of new operations in both the Practice Management Division and the Diagnostics Division, as well as increases in net revenue of existing operations.

Net revenue in the Diagnostics Division for the second quarter and six months ended March 31, 1997 increased $622,000 or 6.8% and $1.6 million or 9.1%, respectively, over the comparable prior year periods. Net revenue for the division increased primarily as the result of three new Fixed-Site Facilities which opened within the last nine months. The number of Fixed-Site Facilities and Mobile Cath Labs either owned or operated by the Company increased from 28 in fiscal year 1996 to 31 in fiscal year 1997.

Net revenue in the Practice Management Division for the second quarter and six months ended March 31, 1997 increased $890,000 or 22.2% and $3.0 million or 45.4%, respectively, over the comparable prior year periods. These increases were attributable to the acquisition of contracts to manage two additional physician groups, one in February 1996 and the second in October 1996. Also contributing to the total increase in both periods is the increase in net revenue from an existing management contract. The total number of physicians under management in the Practice Management Division at this quarter end is 76 compared with 64 at the same time last year.

Net revenue in the Hospital Division for the second quarter and six months ended March 31, 1997 increased $7.9 million or 195.0% and $16.4 million or 391.0%, respectively, over the comparable prior year periods. These increases are primarily attributable to revenues at the McAllen Heart Hospital which opened in January of 1996. Due to the initial ramp-up of operations at the McAllen Heart Hospital during the first few months subsequent to opening, the three and six month increases over the comparable prior year periods are substantial. Also contributing to the Hospital Division increases is one month of net revenue generated at the Company's second Heart Hospital, the Arkansas Heart Hospital located in Little Rock, Arkansas, which opened in March of this year.

Operating Expenses and Income from Operations

Total operating expenses for the second quarter and six months ended March 31, 1997 increased $8.2 million or 55.9% and $18.7 million or 79.5%, respectively, over the comparable prior year periods. Income from operations for the second quarter and six months ended March 31, 1997 increased $1.3 million or 47.1% and $2.4 million or 48.0%, respectively, over the comparable prior year periods. These increases are attributable to increased revenue at the McAllen and Arkansas Heart Hospitals, revenue from managing two additional physician practices and added revenue in the Diagnostic Division for three new Fixed-Site Facilities. Operating margins decreased for the second quarter and six months ended March 31, 1997 to 14.6% from 15.4% and to 15.0% from 17.6%, respectively. EBITDA margins for the second quarter and six months ended March 31, 1997 decreased to 24.8% from 25.0% and to 25.0% from 26.7%, respectively, over the comparable prior year periods. These operating and EBITDA margin decreases were primarily due to the operating expenses associated with the McAllen and Arkansas Heart Hospitals and the growth in the Practice Management Division, which operates at lower margins than those realized in the Diagnostics Division.

Income from operations in the Diagnostics Division for the second quarter and six months ended March 31, 1997 increased $125,000 or 3.5% and $441,000 or 6.8%, respectively, over the comparable prior year periods. Operating margins decreased slightly for the second quarter and six months ended March 31, 1997 and 1996 to 37.2% from 38.3% and 36.3% from 37.0%, respectively. EBITDA margins for the second quarter and six months ended March 31, 1997 increased slightly in the Diagnostics Division to 48.2% from 47.9% and 47.1% from 47.0%, respectively. These changes are due primarily to the results of operations of three new Fixed-Site Facilities that have commenced operation since September 1996.

Income from operations in the Practice Management Division for the second quarter and six months ended March 31, 1997 increased $229,000 or 55.1% and $450,000 or 62.1%, respectively, over the comparable prior year periods. Operating margins in the Practice Management Division for the second quarter and six months ended March 31, 1997 increased to 13.1% from 10.3% and 12.0% from 10.8%, respectively, over the comparable prior year periods. EBITDA margins in the Practice Management Division for the second quarter and six months ended March 31, 1997 also increased to 15.5% from 11.7% and 14.4% from 12.3%, respectively, over the same comparable prior year periods. These increases are attributable to operating income from the management of two new physician groups, one in February 1996 and the second in October 1996, as well as increased operating income from an existing management contract.

Income from operations in the Hospital Division for the second quarter and six months ended March 31, 1997 increased $1.3 million or 286.7% and $2.3 million or 497.5%, respectively, over the comparable prior year periods. EBITDA margins in the Hospital Division for the second quarter and six months ended March 31, 1997 increased to 19.3% from 6.7% and 21.5% from 6.0%, respectively, over the same comparable prior year periods. The increases for the two periods are attributable to the results of operations at the McAllen Heart Hospital since opening in January of 1996. The Arkansas Heart Hospital, which opened in March 1997, experienced operating losses as expected in its first month of operations and impacted the margins.

Marketing, general and administrative expenses for the second quarter and six months ended March 31, 1997 increased $533,000 or 42.2% and $1.1 million or 41.0%, respectively, over the comparable prior periods. These increases were primarily a result of the Company's continued investment in corporate infrastructure to facilitate growth. The Company has continued to add additional development and finance personnel, as well as personnel for new operations and acquisitions. The remainder of the increase was attributable to increased professional fees associated with pursuing business development opportunities, the addition of administrative and accounting personnel to support growth and increases in salaries.

Interest Expense and Interest Income

Interest expense for the second quarter and six months ended March 31, 1997 increased $271,000 or 48.2% and $806,000 or 110.5%, respectively, over the comparable prior year periods. These increases are primarily the result of interest incurred on borrowings used to finance the McAllen and Arkansas Heart Hospitals. Substantially all of the property, plant and equipment at the hospitals was financed using borrowings that bear interest at rates ranging from 8.54% to 11.54%. Interest income for the second quarter and six months ended March 31, 1997 increased $511,000 or 719.8% and $1.0 million or 394.6%, respectively, over the comparable prior year periods due to additional investment income earned on cash and short-term investments.

Minority Interest in Earnings of Consolidated Entities

Minority interest in earnings of consolidated entities for the quarter and six months ended March 31, 1997 increased $240,000 and $448,000, respectively, over the comparative prior year periods. In developing certain Fixed-Site Facilities, Heart Hospitals and Mobile Cath Labs the Company has entered into several partnerships and limited liability companies ("LLC's"). The full results of operations of these partnerships and LLC's are included in the Company's income before income taxes. Any increase or decrease in the minority interest in these entities earnings is directly attributable to the results of operations of these entities.

Liquidity and Capital Resources

Operating Cash Flows

Net cash  provided by operating  activities  was $3.9 million for the six months ended March 31, 1997. Accounts receivable increased $8.5 million and accrued liabilities increased $4.1 million during the six month period. The increase in receivables is the result of additional receivables from the opening of the Arkansas Heart Hospital, additional receivables from new operations and increased revenues in each of the Company's three operating divisions. The increase in accrued liabilities is also a result of the opening of the Arkansas Heart Hospital and in conjunction with increased income taxes payable due to timing of payments. At March 31, 1997, the Company had working capital of $57.1 million, including $48.4 million of cash and short-term investments and $19.7 million in accounts receivable.

Investing Cash Flows

During the six months ended March 31, 1997, the Company utilized a net of $24.7 million in investing activities. A total of $39.7 million was utilized in the Hospital Division and consisted of land acquisition, construction, equipment and start-up costs for the Company's Heart Hospitals. A net of $4.1 million was utilized in the Company's other operations. Offsetting these outflows was $19.1 million provided from the sale of short term investments which were used to fund a portion of the aforementioned investing activities.

Financing Cash Flows

Financing activities provided a net of $26.6 million during the six month period ended March 31, 1997. A total of $26.2 million was provided by loan proceeds for construction and equipment costs at the Arkansas and Tucson Heart Hospitals and $3.1 million was provided by investments from minority partners in the Bakersfield and Arizona Heart Hospitals during the six months. Offsetting these proceeds was the repayment of a portion of the convertible subordinated debt, long term debt and capital leases.

In March 1997, the Company obtained a financing commitment for up to $30 million for the purpose of financing the land acquisition, construction and a portion of the working capital costs of the Arizona Heart Hospital. The interest rate will be at a fixed premium above LIBOR and the outstanding principal balance will be due and payable in full three years from closing of the note, if the Company's optional extension of one year is not exercised.

In January 1997, the Company formed a venture for the purpose of constructing and operating the Arizona Heart Hospital. The Company anticipates the total cost of constructing and equipping the Arizona Heart Hospital will be approximately $44.0 million and that construction will begin on the hospital in fiscal year 1997.

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

As of March 31, 1997, approximately $18.0 million was available under the Company's $20 million Revolver, as computed in accordance with the borrowing base, and there were no amounts outstanding. The proceeds of the Revolver have been and are to be used to meet ongoing working capital requirements and to finance certain acquisitions approved by the lender.

The Company anticipates financing its future operations through a combination of amounts available under the Revolver, financing other real estate lenders and various equipment lenders, capital contributions by minority partners, cash reserves, short-term investments and operating cash flows. The Company believes the combination of these sources will be sufficient to meet the Company's currently anticipated Heart Hospital development, acquisition and working capital needs through fiscal year 1997. In addition, in order to provide funds necessary for the continued pursuit of its business strategy, the Company expects to incur, from time to time, additional indebtedness to banks and other financial institutions and to issue, in public or private transactions, equity and debt securities. The availability and terms of any such financing will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)   The Annual Meeting of Shareholders was held on February 19, 1997.

(b)   The matters voted upon and the results of the voting were as follows:

             (1) The  shareholders  voted 10,220,036 in the affirmative and none in the negative to re-elect the Chairman of the Board to the Board of Directors and 10,268,036 in the affirmative and none in the negative to re-elect the additional five Board members. There were 64,789 votes withheld in the re-election of the Chairman of the Board and 16,789 votes withheld in the re-election of the additional five Board members.
             (2) The shareholders  voted 9,369,774 shares in the affirmative and
                 568,792 shares in the negative to increase the number of shares of Common Stock reserved for issuance under the Company's Omnibus Stock Plan. There were 58,875 votes withheld.
             (3) The shareholders voted 10,035,686 shares in the affirmative and
                 8,382 shares in the negative to ratify the Board of Director's selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1997. There were 27,257 votes withheld.

Item 6.  Exhibits and Reports on Form 8-K

             (a)    Exhibits

                    10    Operating Agreement of the Arizona Heart Hospital, LLC
                          dated as of January 6, 1997, by and among AHH
                          Management, Inc. and several other parties thereto.
                    27    Financial Data Schedule  (EDGAR version only)

             (b) Reports on Form 8-K filed during the three months ended March 31, 1997 are as follows:

                          Date of Report            Items Reported

                          January 10, 1997          Item 5. OTHER EVENTS
                          January 27, 1997          Item 5. OTHER EVENTS
                          February 11, 1997         Item 5. OTHER EVENTS
                          March 4, 1997             Item 5. OTHER EVENTS

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MEDCATH INCORPORATED


       Date                                             Signature and Title


  April 22, 1997                                   /s/  Richard J. Post
                                                       -----------------------
                                                        Richard J. Post
                                                        Chief Financial Officer,
                                                        Secretary and Treasurer