Form 10-Q
period 1997-06-30
MEDCATH INC
filed 1997-08-01
CIK 931782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1997
                               ------------------------------------------------

                                             OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------     ----------------------

Commission file number                      0-25176
                      ---------------------------------------------------------

                              MEDCATH INCORPORATED
             (Exact name of registrant as specified in its charter)

        North Carolina                                         56-1635096
---------------------------------                       -----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

         7621 Little Avenue, Suite 106, Charlotte, North Carolina 28226
-------------------------------------------------------------------------------
                    (Address of principal executive officers)
                                   (Zip Code)

                                 (704) 541-3228
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                  No_____


As of July 31, 1997, there were 11,152,690 Common Shares outstanding.

                              MEDCATH INCORPORATED

                                    FORM 10-Q

                                  June 30, 1997

                                Table of Contents

                                                                          Page
                                                                           No.

PART I - FINANCIAL INFORMATION (UNAUDITED)

   Item 1.  Condensed consolidated financial statements

             Condensed consolidated statements of income                   3

             Condensed consolidated balance sheets                         4

             Condensed consolidated statements of cash flows               5

             Notes to condensed consolidated financial statements        6-8

   Item 2.  Management's discussion and analysis of
                   financial condition and results of operations        9-14

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                             15

            Signatures                                                   16

                              MedCath Incorporated
              Unaudited Condensed Consolidated Statements of Income

                                                                                       Nine Months Ended
                                                                                            June 30,
                                                              ---------------------------------------------------------------------
                                                                    1996             1997              1996             1997
                                                              ---------------------------------------------------------------------

Net revenue                                                    $ 18,375,810     $ 29,915,211       $ 46,868,372      $  79,479,155

Operating expenses:
    Medical supplies and other                                    7,155,778       11,606,458         18,158,849         31,016,024
    Personnel costs                                               5,585,120        8,232,826         12,709,330         21,369,816
    Depreciation                                                  1,301,140        2,344,139          3,139,930          5,617,148
    Amortization                                                    639,379        1,361,120          1,392,706          3,042,859
    Provision for doubtful accounts                                 181,021          777,640            313,696          1,715,486
    Marketing, general and administrative                         1,245,898        1,558,249          3,869,925          5,257,563
                                                              ---------------------------------------------------------------------
        Total operating expenses                                 16,108,336       25,880,432         39,584,436         68,018,896
                                                              ---------------------------------------------------------------------
Income from operations                                            2,267,474        4,034,779          7,283,936         11,460,259
Interest expense                                                   (719,281)      (1,862,104)        (1,449,236)        (3,398,509)
Interest income                                                     708,555          488,008            962,609          1,744,629
Minority interest in earnings of consolidated entities             (326,588)        (197,591)          (718,762)        (1,037,762)
Equity in net earnings of unconsolidated joint venture               23,693                -             89,644                  -
                                                              ---------------------------------------------------------------------
Income before income taxes                                        1,953,853        2,463,092          6,168,191          8,768,617

Provision for income taxes                                         (781,541)        (917,490)        (2,467,276)        (3,371,448)

                                                              =====================================================================
Net income                                                     $  1,172,312     $  1,545,602       $  3,700,915       $  5,397,169
                                                              =====================================================================


Net income per share                                           $    0.10        $     0.13         $     0.38         $    0.46
                                                              =====================================================================

Weighted average number of common and common
    equivalent shares outstanding                                11,330,391       11,661,617         9,814,686          11,665,056

See accompanying notes.

                              MedCath Incorporated
                      Condensed Consolidated Balance Sheets

                                                                              September 30,              June 30,
                                                                           ---------------------    --------------------
                                                                                  1996                     1997
                                                                           ---------------------    --------------------
                                                                                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                               $         5,026,305      $        9,677,747
    Short-term investments                                                           56,667,244              26,611,488
    Accounts receivable, net of allowance                                            11,155,477              23,759,822
    Medical supplies                                                                  1,549,029               2,787,847
    Prepaid expenses and other current assets                                           610,137                 762,771
                                                                           ---------------------    --------------------
       Total current assets                                                          75,008,192              63,599,675

Property, plant and equipment, net of accumulated depreciation                       72,303,824             119,864,232
Other assets                                                                          1,910,092               1,874,128
Start-up and organization costs, net of accumulated amortization                      7,628,018              11,822,853
Advances to physician groups                                                          5,609,178               7,392,385
Intangible assets, net of accumulated amortization                                   19,221,414              26,475,305
                                                                           =====================    ====================
Total assets                                                                $       181,680,718     $       231,028,578
                                                                           =====================    ====================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $         2,861,343     $         2,400,993
    Distribution payable to minority interests                                          629,352                 903,246
    Accrued liabilities                                                               3,623,704               6,123,036
    Current portion of long-term debt                                                 1,931,455               2,148,283
    Current portion of obligations under capital leases                                 392,713                 391,068

                                                                           ---------------------    --------------------
       Total current liabilities                                                      9,438,567              11,966,626

Deferred income taxes                                                                 2,624,535               3,646,210
Long-term debt                                                                       43,841,641              80,542,572
Obligations under capital leases                                                      2,053,797               2,344,283
                                                                           ---------------------    --------------------
Total liabilities                                                                    57,958,540              98,499,691

Minority interests in equity of consolidated entities                                 3,477,085               6,775,597

Shareholders' equity:
    Common stock, $.01 par value,  20,000,000 shares authorized,  and 11,121,326 and 11,152,690 shares issued and outstanding
       at September 30, 1996 and June 30, 1997, respectively                            111,213                 111,526
    Paid-in capital                                                                 108,897,931             109,008,646
    Retained earnings                                                                11,235,949              16,633,118
                                                                           ---------------------    --------------------
Total shareholders' equity                                                          120,245,093             125,753,290
                                                                           ---------------------    --------------------

Total liabilities, minority interests and shareholders' equity              $       181,680,718     $       231,028,578
                                                                           =====================    ====================

See accompanying notes.




                                                                                             Nine Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                         1996                1997
                                                                                   ------------------  -----------------
Operating activities
Net Income                                                                          $   3,700,915       $    5,397,169
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     4,628,788            8,776,611
      Equity in net earnings of unconsolidated joint venture                              (89,644)                   -
      Minority interest                                                                  (721,396)            (767,852)
      Deferred income taxes                                                               336,200            1,021,675
      Increase in current assets:
           Accounts receivable                                                         (6,125,075)         (12,589,311)
           Medical supplies                                                              (869,912)          (1,238,818)
           Prepaid expenses and other current assets                                     (846,219)             (99,756)
      Increase (decrease) in current liabilities:
           Accounts payable                                                               893,430             (635,816)
           Distribution payable to minority interest                                      (78,692)             273,894
           Accrued liabilities                                                            836,218            2,462,308
      Other                                                                              (216,773)             (55,098)
                                                                                   ------------------  -----------------
Net cash provided by operating activities                                               1,447,840            2,545,006

Investing activities
Purchases of property, plant and equipment                                            (31,282,795)         (52,821,068)
Proceeds from sale of assets                                                              790,800                    -
Start-up and organization costs                                                        (5,292,784)          (6,546,286)
Advances to physician groups                                                           (1,801,971)          (2,465,618)
Repayments of advances to physician groups                                                315,463              682,412
Net (purchase) sale of short-term investments                                         (46,696,687)          30,055,756
                                                                                   ------------------  -----------------
Net cash used in investing activities                                                 (83,967,974)         (31,094,804)

Financing activities
Proceeds from issuance of long-term debt                                               28,558,535           33,220,841
Repayments of long-term debt                                                           (5,830,206)          (3,719,391)
Repayments of obligations under capital leases                                         (4,193,534)            (386,489)
Proceeds from issuance of common stock                                                 62,639,532              111,028
Investments by minority partners                                                          355,489            4,066,364
Payment of loan acquisition costs and deferred loan fees                                 (373,716)             (91,113)
                                                                                   ------------------  -----------------
Net cash provided by financing activities                                              81,156,100           33,201,240
                                                                                   ------------------  -----------------
Net (decrease) increase in cash and equivalents                                        (1,364,034)           4,651,442
Cash and cash equivalents, beginning of period                                          6,821,728            5,026,305
                                                                                   ------------------  -----------------
Cash and cash equivalents, end of period                                            $   5,457,694      $     9,677,747
                                                                                   ==================  =================

See accompanying notes.


                              MedCath Incorporated
         Notes to Unaudited Condensed Consolidated Financial Statements
            For the Three and Nine Month Periods Ended June 30, 1997

Note 1- General

The accompanying unaudited condensed consolidated financial statements of MedCath Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements of the unaudited interim periods include all adjustments necessary for fair presentation of results for the periods and all such adjustments are of a normal recurring nature. The accompanying unaudited condensed consolidated results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Unless otherwise specified, capitalized terms used herein are used as defined in such Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Note 3 - Long-Term Debt

Long term debt consisted of the following:

                                                      September 30,        June 30,
                                                          1996               1997
                                                   --------------------------------------
McAllen REIT Loan                                    $   13,750,000     $   13,750,000
Arkansas REIT Loan                                       19,757,558         29,000,000
Tucson REIT Loan                                          1,062,531         13,686,401
Convertible subordinated debt                                     -          4,451,971
Notes payable to equipment lenders                       10,689,071         20,190,344
Other notes payable                                         513,936          1,612,139
                                                   --------------------------------------
                                                         45,773,096         82,690,855
Less current portion                                     (1,931,455)        (2,148,283)
                                                   ======================================
                                                      $  43,841,641     $   80,542,572
                                                   ======================================

As of June 30, 1997, approximately $18.0 million was available under the Company's $20 million Revolver, as computed in accordance with the borrowing base, and there were no amounts outstanding. The proceeds of the Revolver have been and are to be used to meet ongoing working capital requirements and to finance certain acquisitions approved by the lender.

In fiscal year 1997, the Company acquired substantially all of the medical and other equipment for the Arkansas Heart Hospital under installment notes payable to equipment lenders. Amounts borrowed under these notes are payable in monthly installments of principal and interest over five years. The notes are secured by the related equipment and bear interest at rates ranging from 9.62% to 10.25%.

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

In March 1997, the Company obtained a financing commitment for up to $32 million for the purpose of financing the land acquisition, construction and a portion of the working capital costs of the Arizona Heart Hospital. The interest rate will be at a premium above LIBOR and the outstanding principal balance will be due and payable in full three years from the closing of the note, if the Company's optional extension of one year is not exercised. The Company expects to close the transaction during the fourth fiscal quarter of 1997.

In April 1997, the Company obtained a commitment for a $20 million revolving credit facility to replace the Company's existing Revolver. The proceeds of the new revolving credit facility are to be used for working capital, acquisitions, and for general corporate purposes. The interest rate is variable at a premium above the LIBOR rate. In July 1997, the transaction was completed under the terms set forth above.

In July 1997, the Company obtained a financing commitment for up to $35 million for the purpose of financing the land acquisition and construction costs of the Heart Hospital of Austin. The interest rate is based on a fixed premium above the seven-year treasury note rate and the principal and interest is payable over a seven year term. The Company expects to close the transaction during the fourth fiscal quarter of 1997.

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

In January 1997, the Company announced it had formed a venture for the purpose of constructing and operating the Arizona Heart Hospital to be located in Phoenix, Arizona. The Arizona Heart Hospital will be owned and operated by a limited liability company in which the Company owns a majority interest and serves as manager. The Company expects the total cost of constructing and equipping the Arizona Heart Hospital to be approximately $47 million and plans to open the hospital in fiscal year 1998.

On March 3, 1997, the Arkansas Heart Hospital received Medicare certification from the Arkansas Department of Health and opened slightly earlier than anticipated. The Company serves as the managing member with a 51% interest in the limited liability company that operates the Arkansas Heart Hospital.


Note 5 - Newly Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share, for the quarters ended June 30, 1996 and June 30, 1997, of $.01 per share, respectively. The impact is expected to result in an increase in primary earnings per share, for the nine months ended June 30, 1996 and June 30, 1997, of $.01 per share and $.02 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

                              MedCath Incorporated
   Management's Discussion and Analysis of Financial Condition and Results of
       Operations For the Three and Nine Month Periods Ended June 30, 1997

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Unaudited Condensed Consolidated Financial Statements and notes thereto. All References to a "Note" are to the "Notes to Unaudited Condensed Consolidated Financial Statements" contained herein. Unless otherwise specified, capitalized terms used herein are used as defined in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

Acquisitions and New Operations

In September 1996, the Company formed PMMI. In October 1996, PMMI entered into a 40-year contract to manage Heart Clinic, P.A., a multi-physician cardiologist group located in McAllen, Texas (See Notes 3 and 4).

In January 1997, the Company announced it had formed a venture for the purpose of constructing and operating the Arizona Heart Hospital to be located in Phoenix, Arizona. The Arizona Heart Hospital will be owned and operated by a limited liability company in which the Company owns a majority interest and serves as manager (See Notes 3 and 4).

On March 3, 1997, the Arkansas Heart Hospital received Medicare certification from the Arkansas Department of Health and opened slightly earlier than anticipated. The Company serves as the managing member with a 51% interest in the limited liability company that operates the Arkansas Heart Hospital.

Results of Operations

The following table sets forth, for the periods presented, the percentage of the Company's net revenue represented by the net revenue of each of the Company's three divisions and by certain items reflected in the Unaudited Condensed Consolidated Statements of Income:

                                                             Three Months Ended            Nine Months Ended
                                                                  June 30,                     June 30,
                                                        -------------------------------------------------------------
                                                             1996           1997           1996           1997
                                                        -------------------------------------------------------------
Net revenue:
   Diagnostics Division                                        47.1%          30.6%         56.0%          35.6%
   Practice Management Division                                22.4           15.4          23.1           18.1
   Hospital Division                                           30.5           54.0          20.9           46.3
                                                        -------------------------------------------------------------
         Total net revenue                                    100.0%         100.0%        100.0%         100.0%

Operating expenses:
   Medical supplies, personnel & other                         69.3           66.3          65.8           65.9
   Depreciation and amortization                               10.6           12.3           9.7           10.9
   Provision for doubtful accounts                              1.0            2.6            .7            2.2
   Marketing, general and administrative                        6.8            5.2           8.3            6.6
                                                        -------------------------------------------------------------
         Total operating expenses                              87.7           86.4          84.5           85.6

                                                        -------------------------------------------------------------
Income from operations                                         12.3           13.6          15.5           14.4

Interest expense                                               (3.9)          (6.2)         (3.1)          (4.3)
Interest income                                                 3.9            1.6           2.1            2.2
Minority interest in earnings of consolidated entities         (1.8)          (0.7)         (1.5)          (1.3)
Equity in earnings of unconsolidated subsidiaries                .1             -             .2             -
                                                        -------------------------------------------------------------
Income before income taxes                                     10.6            8.3           13.2           11.0
Provision for income taxes                                     (4.2)          (3.1)          (5.3)          (4.2)
                                                        -------------------------------------------------------------
Net income                                                      6.4%           5.2%           7.9%           6.8%
                                                        =============================================================

Net revenue

Consolidated net revenue for the third quarter and nine months ended June 30, 1997 increased $11.5 million or 62.8% and $32.6 million or 69.6%, respectively, over the comparable prior year periods. These increases are primarily a result of net revenue generated at the McAllen and Arkansas Heart Hospitals. The remainder of the increases in net revenue are the result of new operations in both the Practice Management Division and the Diagnostics Division.

Net revenue in the Diagnostics Division for the third quarter and nine months ended June 30, 1997 increased $507,000 or 5.9% and $2.1 million or 8.0%, respectively, over the comparable prior year periods. The increase in net revenue during both the three and nine month periods was attributable to three new Fixed-Site Facilities which opened within the last year. The number of Fixed-Site Facilities and Mobile Cath Labs either owned or operated by the Company increased from a total of 28 in fiscal year 1996 to a total of 31 in fiscal year 1997.

Net revenue in the Practice Management Division for the third quarter and nine months ended June 30, 1997 increased $292,000 or 7.1% and $3.3 million or 30.8%, respectively, over the comparable prior year periods. The increase in net revenue during the three and nine month periods was primarily attributable to the acquisition of a contract to manage Heart Clinic, P.A. ("Heart Clinic"), in October 1996. Also contributing to the increase in net revenue during both periods is the increase in net revenue from the two existing management contracts, one of which was acquired in February 1996. The total number of physicians under management in the Practice Management Division at this quarter end is 79 compared with 66 at the same time last year.

Net revenue in the Hospital Division for the third quarter and nine months ended June 30, 1997 increased $10.6 million or 188.3% and $27.0 million or 275.1%, respectively, over the comparable prior year periods. The increase in the third quarter of this year is primarily due to net revenue generated at the Arkansas Heart Hospital located in Little Rock, Arkansas, which opened in March of this year and to an increase in net revenue at the McAllen Heart Hospital over the comparable prior year period of 1996. The increase over the prior year nine month period is attributable to net revenue at the McAllen Heart Hospital, which opened in January 1996, and four months of net revenue from the Arkansas Heart Hospital this year.

Income from Operations

Consolidated income from operations for the third quarter and nine months ended June 30, 1997 increased $1.8 million or 77.9% and $4.2 million or 57.3%, respectively, over the comparable prior year periods. These increases are attributable to increased operating income at the McAllen Heart Hospital over the prior year and operating income at the Arkansas Heart Hospital which opened in March of this year. Operating margins increased for the third quarter ended June 30, 1997 to 13.5% from 12.3% in 1996 and decreased for the nine months ended June 30, 1997 to 14.4% from 15.5% in 1996. The improvement in the third quarter operating margin over the comparable prior year period is the result of substantial margin improvements in the Hospital Division. The decrease in the year to date operating margin is the result of the increased contribution to revenue by the Hospital Division, which operates at slightly lower margins than the Company's other operating divisions, and to a slight decline in margins in the Diagnostics Division due to lower patient volumes at several facilities. EBITDA margins for the third quarter and nine months ended June 30, 1997 increased to 25.9% from 22.9% and to 25.3% from 25.2%, respectively, over the comparable prior year periods. The three and nine month improvements in EBITDA margin can be attributed to the substantial margin improvements in the Hospital Division

Income from operations in the Diagnostics Division decreased $348,000 or 9.4% for the third quarter ended June 30, 1997 and increased $80,000 or .8% for the nine months ended June 30, 1997, over the comparable respective prior year periods. The decrease in the third quarter compared with the record results achieved in the prior year is the result of slightly lower patient volumes at several of the Company's facilities. The increase in the nine month period over the comparable prior year period is due to the income from operations at three new Fixed Site Facilities, which have opened within the last year. The year to date increases at these new facilities are offset by slightly lower patient volumes at several other of the Company's facilities. Operating margins decreased for the third quarter and nine months ended June 30, 1997 over the comparable periods in 1996 to 36.5% from 42.6% and to 36.3% from 38.9%, respectively. EBITDA margins for the third quarter and nine months ended June 30, 1997 decreased in the Diagnostics Division to 48.5% from 52.3% and to 47.6% from 48.8%, respectively. These decreases are primarily the result of the slightly lower patient volumes at several of the Company's facilities.

Income from operations in the Practice Management Division for the third quarter and nine months ended June 30, 1997 increased $79,000 or 14.5% and $529,000 or 41.7%, respectively, over the comparable prior year periods. These increases are the result of income from operations generated from the contract to manage Heart Clinic, which was acquired in October 1996. Operating margins in the Practice Management Division for the third quarter and nine months ended June 30, 1997 increased to 14.1% from 13.2% and to 12.7% from 11.7%, respectively, over the comparable prior year periods. EBITDA margins in the Practice Management
Division for the third quarter and nine months ended June 30, 1997 also increased to 16.8% from 14.8% and to 15.1% from 13.3%, respectively, over the comparable prior year periods. These increases are attributable to the higher margins produced from the contract to manage Heart Clinic, due to a different management fee structure than the Company's existing management contracts.

 Income from operations in the Hospital Division for the third quarter and nine months ended June 30, 1997 increased $2.0 million or 193.6% and $4.3 million or 289.3%, respectively, over the comparable prior year periods. Operating margins in the Hospital Division for the third quarter and nine months ended June 30, 1997 increased to 5.9% from (18.1)% and to 7.6% from (15.1)%, respectively, over the comparable prior year periods. EBITDA margins in the Hospital Division for the third quarter and nine months ended June 30, 1997 increased to 20.9% from
 .1% and to 21.3% from 2.6%, respectively, over the same comparable prior year periods. The increases in the three month and nine month periods in income from operations, operating margins and EBITDA margins are attributable to the substantial improvement in the results of operations at the McAllen Heart Hospital, which was in the initial six months of operations in fiscal year 1996, and due to the results of operations at the Arkansas Heart Hospital, which opened in March 1997. The results of operations achieved at the Arkansas Heart Hospital during its initial months of operation are substantially better than those achieved by the McAllen Hospital during its initial months of operations in the prior year.

Marketing, general and administrative expenses for the third quarter and nine months ended June 30, 1997 increased $312,000 or 25.1% and $1.4 million or 35.9%, respectively, over the comparable prior periods. These increases were primarily a result of the Company's continued investment in corporate infrastructure to facilitate growth. The Company has continued to add additional development and finance personnel, as well as personnel for new operations and acquisitions. The remainder of the increase was attributable to increased professional fees associated with pursuing business development opportunities, the addition of administrative and accounting personnel to support growth and increases in salaries.

Interest Expense and Interest Income

Interest expense for the third quarter and nine months ended June 30, 1997 increased $1.1 million or 158.9% and $1.9 million or 134.5%, respectively, over the comparable prior year periods. These increases are primarily the result of interest incurred on borrowings used to finance the McAllen and Arkansas Heart Hospitals. Substantially all of the property, plant and equipment at the hospitals was financed using borrowings that bear interest at rates ranging from 8.54% to 11.54%. Interest expense incurred prior to the opening of each Heart Hospital is capitalized as a cost of the building. Interest income for the third quarter ended June 30, 1997 decreased $221,000 or 31.1% and for the nine months ended June 30, 1997 increased $782,000 or 81.2%, respectively, over the comparable prior year periods. The increase in interest income for the nine month period over the comparable prior year period is the result of interest earned on investments from the proceeds of a public offering in April of 1996. The decrease in interest income for the quarter over the comparable prior year period is the result of utilizing a portion of the public offering proceeds to fund the Company's Heart Hospital projects.

 Liquidity and Capital Resources

Operating Cash Flows

Net cash provided by operating  activities  was $2.5 million for the nine months ended June 30, 1997. Accounts receivable increased $12.6 million and accrued liabilities increased $2.5 million during the nine month period. The increase in receivables is the result of additional receivables from the opening of the Arkansas Heart Hospital, additional receivables from new operations and increased revenues in each of the Company's three operating divisions. The increase in accrued liabilities is also a result of the opening of the Arkansas Heart Hospital. At June 30, 1997, the Company had working capital of $51.6 million, including $36.3 million of cash and short-term investments and $23.8 million in accounts receivable.

Investing Cash Flows

During the nine months ended June 30, 1997, the Company utilized a net of $31.1 million in investing activities. A total of $54.3 million was utilized in the Hospital Division and consisted of land acquisition, construction, equipment and start-up costs incurred in developing the Company's Heart Hospitals. A net of $6.9 million was utilized in the Company's other operations. Offsetting these outflows was $30.1 million provided from the sale of short term investments which were used to fund a portion of the aforementioned investing activities.

Financing Cash Flows

Financing activities provided a net of $33.2 million during the nine month period ended June 30, 1997. A total of $32.8 million was provided through borrowings to finance the construction and equipment costs at the Arkansas and Tucson Heart Hospitals and $4.1 million was provided by investments from minority partners in the Company's Heart Hospitals during the nine months. Offsetting these proceeds was the repayment of a portion of the convertible subordinated debt, long term debt and capital leases.

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

In January 1997, the Company announced it had formed a venture for the purpose of constructing and operating the Arizona Heart Hospital to be located in Phoenix, Arizona. The Arizona Heart Hospital will be owned and operated by a limited liability company in which the Company owns a majority interest and serves as manager. The Company expects the total cost of constructing and equipping the Arizona Heart Hospital to be approximately $47 million and plans to open the hospital in fiscal year 1998.

In March 1997, the Company obtained a financing commitment for up to $32 million for the purpose of financing the land acquisition, construction and a portion of the working capital costs of the Arizona Heart Hospital. The interest rate will be at a fixed premium above LIBOR and the outstanding principal balance will be due and payable in full three years from closing of the note, if the Company's optional extension of one year is not exercised. The Company expects to close the transaction during the fourth fiscal quarter of 1997.

As of June 30, 1997, approximately $18.0 million was available under the Company's $20 million Revolver, as computed in accordance with the borrowing base, and there were no amounts outstanding. The proceeds of the Revolver have been and are to be used to meet ongoing working capital requirements and to finance certain acquisitions approved by the lender.

In April 1997, the Company obtained a commitment for a $20 million revolving credit facility to replace the Company's existing Revolver. The proceeds of the new revolving credit facility are to be used for working capital, acquisitions and for general corporate purposes. The interest rate is variable at a premium above the LIBOR rate. In July 1997, the transaction was completed under the terms set forth above.

In July 1997, the Company obtained a financing commitment for up to $35 million for the purpose of financing the land acquisition and construction costs of the Heart Hospital of Austin. The interest rate is based on a fixed premium above the seven-year treasury note rate and the principal and interest is payable over a seven year term. The Company expects to close the transaction during the fourth fiscal quarter of 1997.

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

The Company anticipates financing its future operations through a combination of amounts available under the Revolver, financing through other real estate and equipment lenders, capital contributions by minority partners, cash reserves, short-term investments and operating cash flows. The Company believes the combination of these sources will be sufficient to meet the Company's currently anticipated Heart Hospital development, acquisition and working capital needs through fiscal year 1997. In addition, in order to provide funds necessary for the continued pursuit of its business strategy, the Company expects to incur, from time to time, additional indebtedness to banks and other financial institutions and to issue, in public or private transactions, equity and debt securities. The availability and terms of any such financing will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

Statements contained herein which are not historical facts may be considered forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include construction and development risks associated with heart hospitals; operating losses and negative cash flows during the initial operation of heart hospitals; dependence on physician relationships; dependence on long-term management contracts; fluctuations in quarterly operating results from seasonality, population shifts, third-party payor mix, patient volumes, operating costs and other factors; dependence on key management; as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

             (a)    Exhibits

                    10.1 Standard Form of Agreement between Owner and Contractor dated as of May 5, 1997, by and between Arizona Heart
                         Hospital, LLC and Chanen Construction Company.  (In
                         accordance with Rule 202 of Regulation S-T, this
                         exhibit is being filed in paper pursuant to a
                         continuing hardship exemption.)
                    27   Financial Data Schedule  (EDGAR version only)

             (b) Reports on Form 8-K filed during the three months ended June 30, 1997 are as follows:

                          Date of Report          Items Reported

                          May 16, 1997            Item 5. OTHER EVENTS
                          April 22, 1997          Item 5. OTHER EVENTS

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MEDCATH INCORPORATED


      Date                                            Signature and Title


  July 31, 1997                                     /s/  Richard J. Post
                                                    -------------------------
                                                         Richard J. Post
                                                     Chief Financial Officer,
                                                     Secretary and Treasurer