Form 10-K
period 1997-09-30
MEDCATH INC
filed 1997-12-24
CIK 931782

                                    FORM 10-K
                       Securities and Exchange Commission
                             Washington, D.C. 20549

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the fiscal year ended September 30, 1997

                         Commission File Number: 0-25176

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the Company's Common Stock (its only voting stock) held by non-affiliates of the Registrant, as of December 15, 1997, was $139,023,621. (Reference is made to the final paragraph of Part I herein for a statement of the assumptions upon which the calculation is based.)

            As of December 15, 1997, there were 11,669,359 shares of the Registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

            Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1997 (the "1997 Annual Report to Shareholders") are incorporated by reference in Part II. Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 18, 1998 are incorporated by reference in Part III.

                              MedCath Incorporated
                               Index to Form 10-K
                      For the Year Ended September 30, 1997

                                                                                                  Page
                                                                                                  ----

Part I
            Item 1 - Business                                                                       3
            Item 2 - Properties                                                                    18
            Item 3 - Legal Proceedings                                                             19
            Item 4 - Submission of Matters to a Vote of Security Holders                           20

Part II
            Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters     21
            Item 6 - Selected Financial Data                                                       22
            Item 7 - Management's Discussion and Analysis of Financial Condition and Results of    22
                         Operations
            Item 8 - Financial Statements and Supplementary Data                                   22
            Item 9 - Changes in and Disagreements with Accountants or Accounting and Financial     22
                         Disclosure

Part III
            Item 10 - Directors and Executive Officers of the Registrant                           23
            Item 11 - Executive Compensation                                                       23
            Item 12 - Security Ownership of Certain Beneficial Owners and Management               23
            Item 13 - Certain Relationships and Related Transactions                               23

Part IV
            Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K              24

                                     PART I

================================================================================

Item 1 - Business

Overview

     MedCath Incorporated ("MedCath" or the "Company") provides cardiology and cardiovascular services through the development, operation and management of heart hospitals and other specialized cardiac care facilities and provides practice management services. The Company affiliates with leading cardiologists and cardiovascular and vascular surgeons in targeted geographic markets in the U.S. and provides state-of-the-art facilities, financial resources and management services. The Company's strategy is to establish and maintain localized, fully-integrated networks to provide comprehensive diagnostic and therapeutic cardiac care services. The Company believes that a fully-integrated network incorporating leading physicians, state-of-the-art facilities and practice management systems designed to provide high quality, cost-effective diagnosis and treatment of cardiovascular disease offers significant advantages to patients, providers and payors.

     As part of its strategy, the Company partners with cardiologists and cardiovascular and vascular surgeons to develop, co-own and operate specialty heart hospitals ("Heart Hospitals") dedicated to providing comprehensive professional services to diagnose and treat heart disease. MedCath operates Heart Hospitals in McAllen, Texas (since January 1996); Little Rock, Arkansas (since March 1997), and Tucson, Arizona (since October 1997). In addition, MedCath plans to open Heart Hospitals in Phoenix, Arizona; Austin, Texas; Bakersfield, California; and in Dayton, Ohio over the next two fiscal years. The Company has long-term contracts to manage four physician group practices, which include leading cardiologists and cardiovascular surgeons ("Managed Practices"), located in Arizona, Virginia and Texas. In addition, MedCath manages seven fixed-site cardiac diagnostic and therapeutic facilities ("Fixed-Site Facilities") located in Arizona, New Jersey, Massachusetts and North Carolina and operates 24 mobile cardiac diagnostic centers ("Mobile Cath Labs"), principally serving networks of hospitals located in smaller communities throughout the Unites States.

Business Strategy

     MedCath's objective is to remain a leader in the delivery of cardiology and cardiovascular services by developing affiliations with cardiologists and cardiovascular and vascular surgeons and providing management services and state-of-the-art facilities in order to provide high quality, cost-effective patient care. The Company is achieving this objective by:

o Focusing exclusively on cardiology and cardiovascular services and remaining a leader in cardiovascular disease management;

o Targeting new geographic markets based largely on the opportunities for affiliation with leading local cardiologists and cardiovascular and vascular surgeons;

o Developing, co-owning with local physicians and operating Heart Hospitals dedicated to providing a comprehensive range of care required to diagnose and treat heart disease, from outpatient non-invasive diagnostic tests to sophisticated surgical procedures such as coronary artery bypass graft surgery. The Company intends to continue to develop Heart Hospitals through affiliations with cardiologists and cardiovascular and vascular surgeons who will practice at the hospitals;

                                     PART I

================================================================================

o Operating these Heart Hospitals with a substantially lower cost structure than conventional acute care hospitals while achieving equivalent or more favorable outcomes. The majority of medical treatment costs for cardiovascular disease are incurred in hospitals, therefore the Company believes that the lower cost structure of its Heart Hospitals will provide significant competitive advantages;

o Acquiring contracts to provide services to Managed Practices having leading local market positions. The Company's physician practice management services include, among others, financing, strategic planning, staffing, billing and collections, purchasing and marketing and assisting in the negotiation of managed care contracts.

o Developing, owning or co-owning with leading local physicians or medical facilities and operating Fixed-Site Facilities and Mobile Cath Labs in selected markets; and

     The Company believes that its fully-integrated networks for cardiac care will be highly attractive to HMOs and other third-party payors and will be well positioned to meet the demands of HMOs and other managed care plans for high quality, cost-effective patient care. Moreover, the Company believes its strategy reflects future trends in integrated health care delivery systems.

Business Segments

     Financial information about the Company's operations by business segment at September 30, 1995, 1996 and 1997 and for the years then ended is set forth in
Note 15 of Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

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

Diagnostic Procedures--Non-Invasive

     Standard Treadmill Exercise Test. During this test, a patient is exercised on a motorized treadmill while the electrical activity of the patient's heart is measured using electrodes attached to the patient's chest.

     Nuclear Treadmill Exercise Test. In addition to performing a standard treadmill exercise test, a low level radioactive tracer isotope such as thallium or technesium is injected into the patient's bloodstream during exercise. After exercise, a nuclear scanning camera and computer produce an image of the coronary blood flow to the heart muscle.

     Echocardiogram with Color Flow Doppler (Ultrasound Test). In this test, ultrasound technology is used to produce real time images of the interior of the heart muscle and valves.

                                     PART I

================================================================================

Diagnostic Procedures--Invasive

     Cardiac Catheterization. A narrow, flexible tube, or catheter, is inserted through a main artery in the leg or arm and guided into the patient's coronary arteries, where a physician can use the catheter to perform various tests. A non-toxic dye, or contrast agent, is released through the catheter, mixes with the patient's blood and becomes visible on a screen.

Invasive Therapeutic Procedures

     Percutaneous Transluminal Coronary Angioplasty ("PTCA"). A catheter is inserted through a main artery in the arm or leg and guided to the coronary arteries. A second catheter tipped with a deflated balloon is then threaded through the first catheter into the coronary arteries and inflated to compress the plaque against the inner walls of the artery. This procedure is also commonly used to clear blockages in arteries supplying blood to other parts of the body and is referred to as a peripheral angioplasty.

     Installation of Stents. The effectiveness of PTCA is limited by the tendency of treated arteries to restenose or abruptly close after treatment. To help prevent restenosis, a tiny metal sleeve called a "stent," which serves as a scaffold to keep clogged arteries open, is placed into a coronary artery when a patient undergoes PTCA as an adjunct treatment.

     Installation of Pacemakers. To install a pacemaker, a generator is placed just under the patient's skin by a small incision in the upper left part of the chest. Lead wires are then threaded to the heart via needle puncture in a large vein in the upper chest and then threaded to the heart under x-ray visualization.

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

     Minimally Invasive Coronary Artery Bypass ("MIDCAB"). Like CABG, MIDCAB is done to bypass blood around clogged arteries and improve the flow of blood and oxygen to the heart. However, small incisions in the chest are made rather than accessing the heart by opening the chest with the sternum saw, and the procedure is performed without the usual stoppage of the heart.

                                     PART I

================================================================================

Heart Hospitals

    General

     A key part of the Company's strategy is developing, co-owning with physicians and operating Heart Hospitals dedicated to providing comprehensive professional services to diagnose and treat heart disease. The Company structures its ownership of Heart Hospitals through limited liability companies and limited partnerships with local cardiologists, cardiovascular and vascular surgeons and other physicians. MedCath owns a majority interest in the respective limited liability company or partnership and serves as its manager. The Company believes that these Heart Hospitals are well positioned to promote the national policy to contain health care costs by operating with a substantially lower cost structure than most general acute care hospitals that offer similar care as just one of many other health care services. The Company achieves substantially lower costs by:

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

     The Company organizes an integrated delivery system for cardiology and cardiovascular services in each market in which it develops a Heart Hospital. The system is designed to permit the Company and the affiliated physicians to respond proactively to the restructuring of the health care system away from traditional fee-for-service based benefit plans and toward managed care contractual arrangements under which health care providers must accept more of the risk for the cost of care. With a substantially lower cost structure, the Company's Heart Hospitals and related integrated delivery systems will continue to be well positioned in their local markets to capture a significant share of patients enrolled in HMOs and other managed care programs. By concentrating on providing comprehensive diagnostic and therapeutic services to patients suffering from cardiovascular diseases, the Company also believes the hospitals will improve the quality of outcomes for patients and achieve positive marketing benefits.

     Each of the Company's Heart Hospitals is fully equipped to enable cardiologists and cardiovascular and vascular surgeons to perform a comprehensive range of diagnostic and therapeutic procedures from outpatient non-invasive diagnostic tests to sophisticated surgical procedures, such as coronary artery bypass graft surgery. In addition, the Heart Hospitals are fully equipped to provide clinical laboratory services and diagnostic x-ray services. The Company owns a majority interest in each of the Heart Hospitals with the remaining investors consisting of area cardiologists, cardiovascular and vascular surgeons and other physicians who practice at the hospital. The Company serves as manager and employs full-time nursing, technical and administrative and other support personnel. MedCath or a third-party lender generally provides a new Heart Hospital with working capital advances through intercompany lending or a revolving line of credit. The advances are repaid as soon as possible using the cash flows of the respective hospital.

                                     PART I

================================================================================

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

McAllen Heart Hospital

     The Company's McAllen Heart Hospital is owned and operated by MedCath of McAllen Limited Partnership (the "McAllen Partnership"), in which MedCath owns a majority interest and serves as the general partner. The hospital, which was completed in December 1995 and opened in January 1996 after a Medicare and Medicaid certification survey was completed, is a 60-bed hospital with three surgery suites and three cardiac catheterization laboratories. A number of the physicians who hold ownership interests in the McAllen Partnership have built a three story medical office building which is connected to the hospital by a covered walkway.

     The total cost of developing the McAllen Heart Hospital, including land acquisition, construction and equipment costs, was approximately $28 million. Land and construction costs were financed primarily by a $13.8 million seven-year mortgage loan, renewable for an additional seven years at the option of the McAllen Partnership. Most of the equipment for the hospital, with an aggregate cost of approximately $11 million, was acquired through five to seven year financing arrangements with two equipment lenders.

Arkansas Heart Hospital

     The Arkansas Heart Hospital, located in Little Rock, Arkansas, is owned and operated by MedCath of Little Rock, L.L.C. (the "Little Rock Company"), in which MedCath owns a majority interest and serves as manager. The hospital, which was completed in February 1997, and opened in March 1997 after a Medicare and Medicaid certification survey was completed, is an 84-bed hospital with three surgery suites and six cardiac catheterization laboratories.

     The total cost of developing the Arkansas Heart Hospital, including land acquisition, construction and equipment costs was approximately $45 million. Land and construction costs were financed primarily by a $29 million seven-year mortgage loan, renewable for an additional seven years at the option of the Little Rock Company. Most of the equipment for the hospital, with an aggregate cost of approximately $14 million, was acquired through a five year financing arrangement with an equipment lender.

                                     PART I

================================================================================

Tucson Heart Hospital

     The Tucson Heart Hospital, located in Tucson, Arizona, is owned and operated by MedCath of Tucson L.L.C. (the "Tucson Company"), in which MedCath owns a majority interest and serves as manager. The Tucson Heart Hospital, which was completed and opened in October 1997 after a Medicare and Medicaid certification survey was completed, is a 66-bed hospital with three surgery suites. The Tucson Heart Hospital has four cardiac catheterization laboratories that are separately owned and operated by CCT, L.L.C. (the "Tucson Cath Lab Company"). The Company owns a majority interest in and manages the Tucson Cath Lab Company. The remaining interests in the Tucson Cath Lab Company are owned by local cardiologists.

     Five of the 23 physicians who own membership interests in the Tucson Company were the owners of the Heart Institute of Tucson, a Fixed-Site Facility managed by the Company that was located in Tucson immediately adjacent to a general acute care hospital. See "Business--Diagnostic Services--Fixed-Site Facilities." In February 1996, the hospital filed a civil action against the Company alleging the Company unlawfully interfered with the hospital's contractual rights by inducing these physicians to violate noncompetition covenants in their agreement with the hospital. See "Business--Legal Proceedings."

     The total cost of developing the Tucson Heart Hospital, including land acquisition, construction and equipment costs, and acquisition payments made by the Company to the owners of, and costs incurred in connection with the closing of, the Heart Institute of Tucson, was approximately $35 million. Land and construction costs was financed primarily by a $20 million seven-year mortgage loan, renewable for an additional seven years at the option of the Tucson Company. Most of the equipment for the hospital, with an aggregate cost of approximately $14 million, was acquired through a seven-year financing arrangement with an equipment lender.

Arizona Heart Hospital

     The Arizona Heart Hospital, to be located in Phoenix, Arizona, will be owned and operated by a limited liability company, Arizona Heart Hospital, L.L.C. (the "Phoenix Company") in which MedCath owns a majority interest and serves as manager. The Arizona Heart Hospital, on which the Phoenix Company commenced construction in May 1997, is expected to open in February 1998 and will be a 58-bed hospital with three surgery suites and four cardiac catheterization laboratories.

     The total cost of developing the Arizona Heart Hospital, including land acquisition, construction and equipment costs, currently is anticipated to be approximately $52 million. Land and construction costs are being financed primarily by a $28 million three-year mortgage loan, renewable for an additional year at the option of the Phoenix Company. Most of the equipment for the Arizona Heart Hospital will be acquired through financing arrangements with equipment lenders.

                                     PART I

================================================================================

Heart Hospital of Austin

     The Heart Hospital of Austin, to be located in Austin, Texas, will be owned and operated by a limited partnership, Hospital Management IV, L.P. (the "Austin Partnership") in which MedCath owns a majority interest and serves as the general partner. The Heart Hospital of Austin, on which the Austin Partnership commenced construction in August 1997, is expected to open in fiscal year 1999 and will be a 58-bed hospital with three surgery suites and four cardiac catheterization laboratories.

     The total cost of developing the Heart Hospital of Austin, including land acquisition, construction and equipment costs, currently is anticipated to be approximately $49 million. Land and construction costs are being financed primarily by a $35 million seven-year mortgage loan, renewable for an additional seven years at the option of the Austin Partnership. Most of the equipment for the Heart Hospital of Austin will be acquired through financing arrangements with equipment lenders.

Bakersfield Heart Hospital

     The Bakersfield Heart Hospital, to be located in Bakersfield, California, will be owned and operated by a limited liability company, Heart Hospital of BK, L.L.C. (the "Bakersfield Company") in which MedCath owns a majority interest and serves as manager. The Bakersfield Heart Hospital, on which the Bakersfield Company commenced construction in November 1997, is expected to open in fiscal year 1999 and will be a 54-bed hospital with three surgery suites and four cardiac catheterization laboratories.

     The total cost of developing the Bakersfield Heart Hospital, including land acquisition, construction and equipment costs, currently is anticipated to be approximately $43 million. The Company has purchased approximately 11 acres of land in Bakersfield as a site for the Bakersfield Heart Hospital and expects to be able to obtain third-party financing for the land acquisition, construction and other development costs of the hospital. The Company expects that most of the equipment for the Bakersfield Heart Hospital will be acquired through financing arrangements with equipment lenders.

Dayton Heart Hospital

     The Dayton Heart Hospital, to be located in Dayton, Ohio, will be owned and operated by a limited liability company, Heart Hospital of DTO, L.L.C. (the "Dayton Company") in which MedCath owns a majority interest and serves as manager. The Dayton Heart Hospital, on which the Dayton Company will commence construction in fiscal year 1998, is expected to open in fiscal year 1999 and will be a 48-bed hospital with three surgery suites and four cardiac catheterization laboratories.

     The total cost of developing the Dayton Heart Hospital, including land acquisition, construction and equipment costs, currently is anticipated to be approximately $38 million. The Company has entered into an option to purchase approximately 10 acres of land in Dayton as a site for the Dayton Heart Hospital and expects to be able to obtain third-party financing for the land acquisition, construction and other development costs of the hospital. The Company expects that most of the equipment for the Dayton Heart Hospital will be acquired through financing arrangements with equipment lenders.

                                     PART I

================================================================================

Other Heart Hospitals

     The Company is currently seeking to develop additional Heart Hospitals in conjunction with leading cardiologists, cardiovascular and vascular surgeons and other physicians serving targeted geographic markets. The complete development cycle, from initial discussions with physicians through execution of agreements, obtaining the financing for and completing construction of a hospital, can be complex and lengthy. The Company expects to encounter opposition from established hospitals in many of the markets in which it seeks to establish Heart Hospitals.

Physician Practice Management

     As part of the Company's strategy of establishing and maintaining fully integrated cardiac care networks, the Company enters into long-term management services agreements with established physician groups that include leading local cardiologists and cardiovascular and vascular surgeons. MedCath believes the management of established cardiology group practices will help lay the groundwork for the Company to develop additional Heart Hospitals, diagnostic services, and/or cardiac managed care products in selected markets.

     As managed care programs continue to penetrate the market for health care services, physicians are becoming increasingly aware of the importance of positioning themselves to adapt to the demands of the managed care market by associating with a business partner that has managed care skills. These skills focus on increasing market presence, both in scope of services and geographic breadth, improving operating efficiencies, improving the utilization of existing clinical facilities and equipment and installing appropriate financial and management information systems. If successful in negotiating management services agreements, the Company anticipates that it will perform the principal financial and administrative functions for physician groups, including billing, recruiting, record keeping, and negotiating with HMOs and other managed care plans for the services of the physicians.

     Under the terms of the management services agreements, the Company's fees include reimbursement of operating expenses incurred in managing the practice plus a percentage of practice operating income, or in one instance, a percentage of net revenue. MedCath provides most non-physician personnel required to operate the practice, offers strategic direction, prepares financial information regarding the operations of the practice, negotiates managed care contracts, provides billing and collection and other management and administrative services as well as capital for expanded and new services. The Company also agrees to provide working capital advances to the Managed Practices, repayable from time to time with interest from the cash flows of the respective practice. The physicians under management are responsible for all aspects of the medical practice at the clinic, including the hiring of physicians and the supervision of non-physician personnel when they perform patient care services. The Managed Practices and MedCath are required to provide insurance for themselves and their employees and to name the other party as co-insured, and each party has agreed to indemnify the other for losses resulting from the acts or omissions of their respective employees.

     Arizona Medical Clinic. In October 1994, MedCath acquired PhysMed Management Services, Inc. ("PhysMed"), which, under a 40-year agreement, manages the Arizona Medical Clinic ("AMC"), a 57-physician multi-specialty medical clinic that serves the Sun City, Arizona area. Included in the group are three cardiologists who are leading providers of cardiology services in the Sun City area.

     Approximately one-half of the physicians at AMC are primary care specialists, and the balance practice various medical and surgical specialties. The group represents approximately one half of all primary care physicians in the Sun City market. Two AMC cardiologists were among the founders of the Sun City Cardiac Center, a Fixed-Site Facility that the Company has managed since November 1992.

                                     PART I

================================================================================

     Mid-Atlantic Medical Specialists. In January 1996, the Company acquired MedCath Physician Management of Virginia, Inc. ("MPMV"), which, under a 40-year agreement manages Mid-Atlantic Medical Specialists, Inc. ("Mid-Atlantic"), a 12-physician practice that includes two cardiologists and is located in southwest Virginia. Mid-Atlantic provides invasive cardiology, gastroenterology and internal medicine services and since 1990, one of the physician owners of Mid-Atlantic has been performing cardiac catheterizations in one of the Company's Mobile Cath Labs.

     Heart Clinic. In October 1996, the Company acquired a 40-year contract to manage Heart Clinic, P.A. ("Heart Clinic") a nine member cardiologist group located in McAllen, Texas that has four offices throughout the Rio Grande Valley of South Texas. The Heart Clinic is the largest cardiologist group in the Rio Grande Valley.

     Pima Heart Associates. In October 1997, the Company acquired a management service organization which changed its name to MedCath Physician Management, Inc., ("MPM"). MPM has a 40-year contract to manage Pima Heart Associates ("Pima"), a 17-member cardiologist group located in Tucson, Arizona. Pima is a full service cardiology group that comprises more than half of the cardiologists in the Tucson market place.

Diagnostic Services

Fixed-Site Facilities

     The Company, through affiliations with physician groups or medical facilities, either manages or co-owns seven Fixed-Site Facilities located in targeted geographic markets. Physicians practicing in each Fixed-Site Facility may perform either invasive or non-invasive diagnostic procedures, and two of the facilities also offer a broad range of invasive therapeutic procedures.

Information concerning the Fixed-Site Facilities is presented in the table below:

                                                                                    Commencement
                                                                       Year         of Operations             Managed
  Name of Fixed-Site Facility              Location                  Founded        or Management           or co-owned
------------------------------------------------------------------------------------------------------------------------------

Sun City Cardiac Center                  Sun City, AZ                  1985         November 1992             Managed
Cardiac Testing Centers                  New Providence, NJ            1986         July 1992                 Managed
Cardiac Testing Centers                  Summit, NJ                    1994         January 1994              Managed
Heart Institute of Northern Arizona      Kingman, AZ                   1994         August 1994               Managed
Cape Cod Cardiology Services             Hyannis, Mass                 1996         September 1996            Co-owned
Cardiac Diagnostic Center                Raleigh, NC                   1996         October 1996              Managed
Gaston Cardiology Services               Gastonia, NC                  1996         November 1996             Co-owned

     The Company expects to open its eighth Fixed-Site Facility to be located in Montgomery Alabama in fiscal year 1998.

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

                                     PART I

================================================================================

     MedCath co-owns two Fixed-Site Facilities through limited liability companies and limited partnerships with acute care hospitals. MedCath owns a majority interest in the respective venture and serves as manager. Each Fixed-Site Facility has an agreement to provide cardiology and cardiovascular services to the hospital investor under agreements having initial terms of 20 to 32 years, subject to extension at the option of the investors.

     The Fixed-Site Facilities managed by MedCath operate under management agreements having extended initial terms of 30 years or more and also typically include several renewal options ranging from five to ten years each. The physicians with whom the Company has contracted to operate the Fixed-Site Facilities typically may terminate the agreements only for cause. In most cases the Company may terminate the agreements for cause or upon the occurrence of specified material adverse changes in the business of the facilities.

     Sun City Cardiac Center. The Sun City Cardiac Center has two cardiac catheterization laboratories, offers invasive diagnostic and therapeutic services and is located in Sun City, Arizona on the campus of a nonprofit, general acute care community hospital. By deed restriction, no other hospital may operate in Sun City. When first established in 1985, the Sun City Cardiac Center entered into an agreement with this hospital to provide cardiology diagnostic and therapeutic services to its patients. The Sun City Cardiac Center derives substantially all of its revenue from the hospital for inpatient procedures. This center is owned by a small group of physicians, two of whom are cardiologists affiliated with AMC, which is managed by the Company.

     Heart Institute of Tucson. The Heart Institute of Tucson was located in Tucson, Arizona adjacent to a general acute care hospital from which it derived substantially all if its revenues. In August of 1997, in anticipation of the opening of the Tucson Cath Lab Company, the Heart Institute of Tucson was closed. See "Business - Heart Hospitals - Tucson Heart Hospital." In February 1996, the adjacent hospital filed a civil action against the Company and the Tucson Company. See "Business - Legal Proceedings"

     Cardiac Testing Centers. Cardiac Testing Centers consists of two facilities located approximately 10 miles apart in northern New Jersey which are owned by a cardiology group practice. At each facility, Cardiac Testing Centers provides non-invasive diagnostic procedures, including nuclear imaging tests and echocardiograms.

     The Heart Institute of Northern Arizona. The Heart Institute of Northern Arizona is located in Kingman, Arizona and provides cardiac catheterization procedures as well as nuclear imaging tests. There are five invasive cardiologists practicing in Kingman, two of whom perform most of their cardiac diagnostic procedures at the Heart Institute of Northern Arizona.

     Cape Cod Cardiology Services. Cape Cod Cardiac Cath is located in Hyannis, Massachusetts in a building attached to Cape Cod Hospital ("CCH"). MedCath and CCH co-own this Fixed-Site Facility which under the terms of a 20-year agreement with CCH, provides invasive cardiology and cardiovascular services to patients at CCH. Cape Cod Cardiac Cath commenced operations in September 1996 and replaces those previously provided to CCH through the use of one of the Company's Mobile Cath Labs. CCH has certain rights to terminate this agreement prior to the end of its term.

     Cardiac Diagnostic Center. Cardiac Diagnostic Center is located in Raleigh, North Carolina in a medical office building adjacent to an acute care hospital. The Cardiac Diagnostic Center is owned by Wake Heart Associates, P.A., a group of ten cardiologists, and provides cardiac catheterization procedures. The Cardiac Diagnostic Center commenced operations in October 1996.

                                     PART I

================================================================================

     Gaston Cardiology Services. Gaston Cardiology Services is located in Gastonia, North Carolina in Gaston Memorial Hospital ("GMH"). MedCath and GMH co-own this Fixed-Site Facility which provides invasive cardiology and cardiovascular services to patients at GMH. Gaston Cardiology Services commenced operations in November 1996 and replaces those previously provided to GMH through the use of one of the Company's Mobile Cath Labs. GMH has certain rights to terminate this agreement prior to the end of its term.

Mobile Cath Labs

     The Company owns or operates 24 Mobile Cath Labs that serve networks of hospitals throughout the United States or are leased to hospitals and other medical facilities that directly operate such laboratories on their campuses.

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

     The Company also provides Mobile Cath Labs to hospitals or medical facilities on an interim basis under operating leases that provide for monthly lease payments to the Company over the terms of the respective contracts. The interim rentals will allow hospitals to support increased demand or to refurbish existing catheterization labs. The hospital utilizes its staff and does not rely on MedCath to provide non-physician personnel or management and technical expertise in the operation of the Mobile Cath Labs leased on an interim basis.

     All of the Company's current contracts expire at various times prior to the end of fiscal year 2001. While MedCath believes it will be successful in negotiating renewals or extensions of contracts with most of the hospitals within its Mobile Cath Lab networks or negotiating new contracts with suitable alternate hospitals, there can be no assurance that it will be able to do so or that newly negotiated rates will be as favorable to MedCath as those that exist under most of its current contracts.

                                     PART I

================================================================================

Regulation

     The Company's business and the health care industry in general are subject to extensive federal and state regulation. The Company believes it and its affiliated physicians are in compliance with the laws and regulations applicable to MedCath's business. The Company also believes that its business relationships with physicians affiliated with the Company's operating divisions comply with federal law which, subject to certain statutory exceptions, prohibits physicians who have a financial relationship with an entity providing health care services from referring or admitting patients to that entity for the furnishing of certain designated services (the "Stark II Legislation"). However, there can be no assurance that the enactment of future legislation or amendments to or differing interpretations of existing laws and regulations will not restrict or otherwise adversely affect the Company's business.

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

     The Company believes the Stark II Legislation does not apply to MedCath with respect to its physician practice management, Mobile Cath Lab activities and certain of its Fixed-Site Facilities but that such legislation does have potential application to its Heart Hospitals and the balance of its Fixed-Site Facilities. MedCath believes that the physician investors in its Heart Hospitals are not and will not be subject to the referral prohibitions of the Stark II Legislation because they qualify for a statutory exception available to physicians holding an ownership or investment interest in a hospital in which they are authorized to perform services. MedCath believes the ownership structures of the Fixed-Site Facilities with which it is affiliated and to which the prohibitions to the Stark II prohibitions apply also comply with a statutory exception to the prohibitions of the Stark II Legislation. Failure of the Company, or the physician owners of facilities managed by the Company, to comply with the Stark II Legislation could have a material adverse effect on the Company, not only because of the potential for sanctions but also due to the potential revenue loss from the prohibitions on physician referrals. In addition, particularly in light of prevailing governmental policies against physician self-referral, the Company's strategic objective of establishing relationships with physicians, including physician ownership of health care facilities, entails the risk that new laws or regulations will be enacted which will require further restructuring of operations or otherwise have a material adverse effect on the Company.

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

                                     PART I

================================================================================

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

                                     PART I

================================================================================

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

     In addition to any CON requirements which may apply, each Heart Hospital developed by the Company will be required to comply with other licensing requirements which vary from state to state. There can be no assurance that any applications for the Heart Hospitals currently under development or other future hospitals will be approved on a timely basis, or at all. Failure to obtain such regulatory approval could have a material adverse effect on the Company.

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

                                     PART I

================================================================================

     Medicare Payment System. Substantially all of the Company's revenue is derived directly or indirectly from payments made under Medicare or other third-party payors. During 1997, the McAllen and Arkansas Heart Hospitals each derived over 60% of their net revenue from patients enrolled in the Medicare and Medicaid programs, and the Company expects that its other Heart Hospitals will derive from 40% to 80% of their net revenue from patients enrolled in these programs. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, all of which could have the effect of limiting or reducing reimbursement levels for the hospital's services. Although the Company's Heart Hospitals are planned to operate profitably under current levels of reimbursement, there can be no assurance that payments under governmental programs will remain comparable to present levels.

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

Competition

     The fundamental restructuring of the health care system currently underway in the United States is leading to consolidation of the existing, highly fragmented health care delivery system into larger and more organized groups and networks of health care service providers. In executing its business strategy, MedCath competes with other management services organizations, PPMs, hospitals, HMOs and others, some of which are seeking to form strategic alliances with cardiologists and cardiovascular surgeons or provide management services to physicians or to diagnostic and therapeutic facilities owned by them. An increasing number of PPMs offer services similar to those the Company provides to its Managed Practices and plans to provide to cardiology group practices or other multi-specialty group practices with practicing cardiologists. The Company is not aware of any other company actively pursuing a strategy of establishing fully integrated cardiac care delivery systems incorporating specialty heart hospitals, affiliations with cardiologists and cardiovascular surgeons and physician practice management services.

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

                                     PART I

================================================================================

Medical Malpractice Insurance

     While the Company's employees are not physicians and do not practice medicine, certain of the employees are or will be involved in the delivery of health care services to the public under the supervision of physicians. To protect the Company from medical malpractice claims, including claims associated with its employees' activities, the Company, and each of its majority or wholly-owned subsidiaries, maintain professional liability and general liability insurance in amounts deemed appropriate by management based upon the nature and risks of the Company's business.

     Such policies provide primary general and malpractice coverage in the amount of $1.0 million per occurrence with $2.0 million aggregate limit and $25.0 million of umbrella coverage. The cost and availability of such coverage has varied widely in recent years. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

Employees

     As of December 15, 1997, the Company employed 1630 people, of which 175 were engaged in managing and operating the Company's Mobile Cath Labs and Fixed-Site Facilities, 198 in managing physician practices, 1169 in operating or developing the Company's five Heart Hospital projects and the remainder in management, development, finance and administrative capacities. None of the Company's employees are represented by a labor union.

Item 2 - Properties

     The Company leases approximately 16,000 square feet of space in Charlotte, North Carolina, where its executive offices are located. The lease expires in 2002, and the Company is evaluating its continued occupancy of this space in light of anticipated growth.

     The Company currently operates the McAllen, Arkansas and Tucson Heart Hospitals and has under construction the Arizona and Bakersfield Heart Hospitals. The Company owns the real property for each of these hospitals and the sites range from 6 to 12 acres. Each of these facilities is subject to a mortgage, and substantially all the real estate and equipment located at these facilities is pledged as collateral to secure long-term debt. The Company leases the five acres of land on which the Heart Hospital of Austin is being constructed. The Company expects to own the property on which the Dayton and any future Heart Hospitals will be constructed.

     The four physician group practices that are managed by the Company each own or lease the office space in which they are located. The Company has no ownership interest in these facilities. The Company owns or leases certain medical and office equipment used in the practices.

     The Company co-owns two Fixed-Site Facilities through limited liability companies or partnerships with general acute care hospitals. These hospitals lease the building space in which the facility is located to the limited liability companies or partnerships through operating leases.

     The Company manages five Fixed-Site Facilities and in connection with the management of these facilities, the Company leases certain of the facilities and office space through operating leases.

                                     PART I

================================================================================

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

     On July 18, 1997, Murray Michael, filing individually and as the President of South Texas Extracorporeal Professionals, Inc., and South Texas Extracorporeal Professionals, Inc., filed suit in the 93rd District Court in Hidalgo County, Texas, against the McAllen Partnership, the McAllen Heart Hospital, McAllen Perfusion Associations, Inc. and several physicians. The Plaintiff's Original Petition alleges that South Texas Extracorporeal Professionals, Inc. contracted to be the exclusive provider of perfusion services for all heart surgeries performed at the McAllen Heart Hospital for a three year term. Plaintiff's Original Petition alleges that the named physicians and McAllen Perfusion Associates, Inc. tortiously interfered with that contract. The Plaintiff's Original Petition asserts other causes of action against the defendant, including libel. Against the McAllen Heart Hospital and the McAllen Partnership Plaintiff's Original petition alleges breach of that contract. Plaintiff's Original Petition seeks compensatory and punitive damages as well as an accounting. The litigation is currently pending in the 93rd District Court, Hidalgo County, Texas. The McAllen Partnership and McAllen Heart
Hospital have retained counsel to defend this litigation and are defending it. No trial date has been set. The litigation is proceeding through the discovery and pretrial motion process. In the opinion of management of the Company, it is unlikely that the ultimate outcome of this litigation will have a material adverse effect on the Company's operations or its financial condition. There can be no assurance, however, that an adverse outcome of any such litigation would not have a material adverse effect on the Company, the McAllen Partnership, or the McAllen Heart Hospital.

     There are no other pending legal proceedings to which the Company is a party, which the Company believes, if adversely determined, would have a material adverse effect on the Company.

                                     PART I

================================================================================

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

                        *    *    *    *    *    *    *

     For the purposes of calculating the aggregate market value of the shares of Common Stock of the Company held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for shares outstanding that are beneficially owned by directors and executive officers of the Company. However, this should not be deemed to constitute an admission that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of directors, executive officers and principal shareholders is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 18, 1998 and incorporated herein by reference, such Proxy Statement having been or to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1997.

                                     PART II

================================================================================


Item 5 - Market for the Registrant's Common Equity and Related Stockholder
Matters

(a)  Market Information

     The Common Stock of MedCath is traded on the Nasdaq Stock Market's National Market under the symbol MCTH. The following table sets forth for the fiscal periods indicated the high and low sale prices for the Company's Common Stock as reported by the Nasdaq National Market.

                                                Price Range
                                      --------------------------------
                                        High                   Low
                                        ----                   ---
                   1996

              First Quarter            $25 3/4                $17
              Second Quarter           $30                    $18 1/2
              Third Quarter            $42 5/8                $10 3/4
              Fourth Quarter           $19 1/4                $7 3/4

                   1997

              First Quarter            $17 1/2                $12 1/8
              Second Quarter           $16                    $14
              Third Quarter            $16                    $12 3/8
              Fourth Quarter           $20 1/4                $14 5/8

(b)  Holders

     As of December 15, 1997, there were 245 holders of record of the Company's Common Stock and approximately 4,540 persons or entities holding in nominee name.

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

                                     PART II

================================================================================

Item 6 - Selected Financial Data

     The information in response to this item is incorporated by reference from the 1997 Annual Report to Shareholders, which portion of the 1997 Annual Report to Shareholders is filed as Exhibit 13.1.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information in response to this item is incorporated by reference from the 1997 Annual Report to Shareholders, which portion of the 1997 Annual Report to Shareholders is filed as Exhibit 13.1.

Item 8 - Financial Statements and Supplementary Data

     The information in response to this item is incorporated by reference from the 1997 Annual Report to Shareholders, which portion of the 1997 Annual Report to Shareholders is filed as Exhibit 13.1.

Item 9 - Changes in and Disagreements with Accountants or Accounting and Financial Disclosure

     None.

                                    PART III

================================================================================

Item 10 - Directors and Executive Officers of the Registrant

     Reference is made to the information set forth in the sections entitled "Election of Directors" and "Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 18, 1998, which information is incorporated herein by reference, such Proxy Statement having been or to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1997.

Item 11 - Executive Compensation

     Reference is made to the information set forth in the section entitled "Management-Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 18, 1998, which information is incorporated herein by reference, such Proxy Statement having been or to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1997.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 18, 1998, which information is incorporated herein by reference, such Proxy Statement having been or to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1997.

Item 13 - Certain Relationships and Related Transactions

     Reference is made to the information set forth in the sections entitled "Election of Directors" and "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 18, 1998, which information is incorporated herein by reference, such Proxy Statement having been or to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1997.

                                     PART IV

================================================================================

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Included with this 10-K Report are the following Consolidated Financial
       Statements:

o    Report of Independent Auditors

o Consolidated Statements of Income -- For the Years Ended September 30, 1995, 1996 and 1997 are incorporated herein by reference from the 1997 Annual Report to Shareholders, which portion of the 1997 Annual Report to Shareholders is filed as Exhibit 13.1.

o Consolidated Balance Sheets as of September 30, 1996 and 1997 are incorporated herein by reference from the 1997 Annual Report to Shareholders, which portion of the 1997 Annual Report to Shareholders is filed as Exhibit 13.1.

o Consolidated Statements of Shareholders' Equity -- For the Years Ended September 30, 1995, 1996 and 1997. are incorporated herein by reference from the 1997 Annual Report to Shareholders, which portion of the 1997 Annual Report to Shareholders is filed as Exhibit 13.1.

o Consolidated Statements of Cash Flows -- For the Years Ended September 30, 1995, 1996 and 1997 are incorporated herein by reference from the 1997 Annual Report to Shareholders, which portion of the 1997 Annual Report to Shareholders is filed as Exhibit 13.1.

o Notes to Consolidated Financial Statements -- For the Years Ended September 30, 1995, 1996 and 1997 are incorporated herein by reference from the 1997 Annual Report to Shareholders, which portion of the 1997 Annual Report to Shareholders is filed as Exhibit 13.1.

(a)(2) Included with this 10-K Report is the following Consolidated Financial Statement schedule:

                                                                            Page

o    Report of Independent Auditors on Supplemental Schedule (included       -
     in Consent of Ernst & Young LLP, independent auditors, filed as
     Exhibit 23.1 herewith)

o    Schedule II - Valuation and Qualifying Accounts for the years           31
     ended September 30, 1995, 1996 and 1997


     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                     PART IV

================================================================================

(b) No reports on Form 8-K were filed during the three months ended September 30, 1997.

(c)  Exhibits

                Previously Filed
                With File Number
                   0-25176 *
             ----------------------
Exhibit No.    In            As
    No.      Document       Exhibit                                                Exhibit Description

    3.1        (1)            3.1         Articles of Incorporation of the Company, as amended and restated.
    3.2        (1)            3.2         Bylaws of the Company, as amended and restated.
    4.1        (1)            4.1         Form of Common Stock Certificate.
    4.2        (1)           4.2A         First Amendment and Restatement of Amended and Restated Shareholders Agreement dated as of
                                          October 31, 1994 by and among the Company, the shareholders of the Company, parties thereto and FUNB as Trustee.

    4.3        (6)           99.1         Rights Agreement dated October 15, 1996 between MedCath incorporated and First Union
                                          National Bank of North Carolina, which includes the Articles of Amendment to the amended and Restated Articles of Incorporation of the Company setting forth the terms of the
                                          Series A Junior Participating Preferred Stock as Exhibit A.

    4.4        (10)          99.2         Appointment Agreement and First Amendment to Rights Agreement, by and among the Company,
                                          First Union National Bank of North Carolina and LaSalle National Bank, as successor Rights
                                          Agent.

    10.1       (1)           10.1A        First Amendment and Restatement of Amended and Restated Shareholders Agreement dated as of
                                          October 31, 1994 by and among the Company, the shareholders of the Company, parties thereto and FUNB as Trustee

    10.2       (1)           10.9         Asset Purchase Agreement dated as of October 31, 1992 by and between MedCath of Arizona,
                                          Inc. and Sun City Cardiac Center, Inc.

    10.3       (1)           10.10        Partnership Agreement dated as of October 31, 1992 by and between MedCath of Arizona, Inc.
                                          and Sun City Cardiac Center, Inc.

    10.4       (1)           10.11        Management Agreement dated as of October 31, 1992 by and between Sun City Cardiac Center,
                                          Inc. and Sun City Cardiac Center Associates.

    10.5       (1)           10.26        Restated and Amended Agreement of Limited Partnership dated as of June 1, 1994 by and among MedCath of Texas, Inc., Hugo G. Blake, M.D., Shereef Hilmy, II, M.D., Michael D.
                                          Evans, M.D., Norman M. Ramirez, M.D., Eduardo D. Flores, M.D., Naji Kandalaft, M.D., Paul
                                          Manoharan, M.D., Benjamin Robalino, M.D., Harish Koolwal, M.D., Augusto Villa, M.D.,
                                          Filiberto S. Rodriguez, M.D. and Jorge L. De La Garza, M.D. and Amendment thereto dated as of August 16, 1994.

    10.6       (1)           10.27        Loan Agreement dated as of August 19, 1994 by and between the McAllen Partnership and
                                          Health Care REIT, Inc.

    10.7       (1)           10.28        Note dated as of August 19, 1994 from the McAllen Partnership to Health Care REIT, Inc. in the amount of $13,750,000.

    10.8       (1)           10.30        Unconditional and Continuing Limited Guaranty dated as of August 19, 1994 by the Company in favor of Health Care REIT, Inc.

                                     PART IV

================================================================================

                Previously Filed
                With File Number
                   0-25176 *
             ----------------------
Exhibit No.    In            As
    No.      Document       Exhibit                                                Exhibit Description

 10.9**        (1)            10.35       MedCath Incorporated 1992 Incentive Stock Option Plan.

 10.10**       (1)            10.36       MedCath Incorporated 1994 Omnibus Stock Plan.

 10.11**       (1)            10.37       MedCath Incorporated Outside Director's Stock Option Plan.

 10.12**       (1)            10.38       Option granted by the Company to W. Jack Duncan, dated September 8, 1994.

  10.13        (1)            10.39       Stock Purchase Agreement dated as of October 1, 1994 by and among the Company and each of the shareholders of PhysMed Management Services, Inc.

  10.14        (1)            10.41       Shareholders' Agreement dated as of October 1, 1994 by and among the Company and the shareholders of PhysMed Management Services, Inc. parties thereto.

  10.15        (1)            10.42       Amended and Restated Management Agreement dated as of October 1, 1994 by and between AMC and PhysMed Management Services, Inc.

  10.16        (1)            10.43       Security Agreement dated as of October 1, 1994 by and between AMC and PhysMed Management
                                          Services, Inc.

  10.17        (1)            10.44       Guaranty Agreement dated as of October 1, 1994 by the Company extended to AMC for the benefit of PhysMed Management Services, Inc.

  10.18        (1)            10.45       Limited Guaranty Agreement dated as of October 1, 1994 by the shareholders of PhysMed
                                          Management Services, Inc. extended to PhysMed Management Services, Inc. for the benefit of
                                          AMC.

  10.19        (3)             2.1        Share Exchange Agreement and Plan of Reorganization dated as of April 7, 1995 by and among the Company, HealthTech and the shareholders of HealthTech parties thereto.

  10.20        (5)            10.51       Operating Agreement of the Little Rock Company dated as of July 11, 1995 by and among
                                          MedCath of Arkansas, Inc. and the several other parties thereto.

  10.21        (5)            10.51A1     First Amendment to Operating Agreement of the Little Rock Company dated as of September
                                          21, 1995 by and among MedCath of Arkansas, Inc. and the several other parties thereto.

  10.22        (5)            10.51A2     Second Amendment to Operating Agreement of the Little Rock Company dated as of December 6,
                                          1995 by and among MedCath of Arkansas, Inc. and the several other parties thereto.

  10.23        (4)            10.1        Construction and Term Loan Agreement dated December 7, 1995 between the Little Rock
                                          Company and Health Care REIT, Inc.

  10.24        (4)            10.2        Note dated as of December 7, 1995 from the Little Rock Company to Health Care REIT, Inc.
                                          in the amount of $27,000,000.

  10.25        (4)            10.3        Unconditional and Continuing Limited Guaranty dated as of December 7, 1995 by the Company in favor of Health Care REIT, Inc.

                                     PART IV

================================================================================

                Previously Filed
                With File Number
                   0-25176 *
             ----------------------
Exhibit No.    In            As
    No.      Document       Exhibit                                                Exhibit Description

  10.26        (5)           10.52        Operating Agreement of the Tucson Company dated as of September 14, 1995 by and among
                                          Southern Arizona Heart, Inc. and the several other parties thereto.

  10.27        (7)           10.42        Operating Agreement of the Tucson Cath Lab Company dated as of January 15, 1996 by and among Southern Arizona Heart, Inc. and the several other parties thereto.

  10.28        (7)           10.43        Loan Agreement dated July 18, 1996 between the Tucson Company and Capstone Capital
                                          Corporation.

  10.29        (7)           10.44        Promissory note dated July 18, 1996 from the Tucson Company and Capstone Capital
                                          Corporation in the amount of $17,800,000.

  10.30        (7)           10.45        Guaranty Agreement dated July 18, 1996 between the Company and Capstone Capital
                                          Corporation

  10.31        (7)           10.46        Agreement of Limited Partnership for the Austin Partnership dated as of February 22, 1996 by and among Hospital Management IV, Inc. and the several other parties thereto.

  10.32        (7)           10.47        Operating Agreement of the Bakersfield Company dated as of June 14, 1996 by and among
                                          HHBF, Inc. and the several other parties thereto.

  10.33***     (7)           10.48        Master Transaction Agreement dated July, 31, 1996 by and between MedCath Incorporated and
                                          Heart Clinic, P.A.

  10.34***     (7)           10.49        Service Agreement dated July 31, 1996 by and between Physician Management of McAllen, Inc.
                                          and Heart Clinic, P.A.

  10.35        (7)           10.50        Convertible Subordinated Promissory Note from MedCath Incorporated to Heart Clinic, P.A.
                                          in the amount of $6,359,958.

  10.36        (7)           10.51        Convertible Subordinated Promissory Note from MedCath Incorporated to Heart Clinic, P.A.

  10.37        (8)            10          Operating Agreement of the Phoenix Company dated January 6, 1997 by and among AHH
                                          Management, Inc. and several other parties thereto.

  10.38        (9)           10.1         Standard Form of Agreement between Owner and Contractor dated as of May 5, 1997, by and between the Phoenix Company and Chanen Construction Company.

  10.39                                   Standard Form of Agreement between Owner and Contractor dated as of September 9, 1997, by and between the Bakersfield Company and S.C. Anderson, Inc. (In accordance with Rule 202 of Regulation S-T, this exhibit is being filed in paper pursuant to a continuing hardship exemption.)

  10.40                                   Standard Form of Agreement between Owner and Contractor dated as of August 26, 1997, by and between the Austin Partnership and Faulkner Construction Company (In accordance with Rule 202 of Regulation S-T, this exhibit is being filed in paper pursuant to a continuing hardship exemption.)

                                     PART IV

================================================================================

                Previously Filed
                With File Number
                   0-25176 *
             ----------------------
Exhibit No.    In            As
    No.      Document       Exhibit                                                Exhibit Description

  10.41                                   Operating Agreement of the Dayton Company dated March 20, 1997 by and among DTO
                                          Management, Inc. and several other parties thereto.

  10.42                                   Credit Agreement dated as of July 28, 1997 by and among the Company and NationsBank, N.A., as agent for several other lenders thereto.

  10.43                                   Note dated as of July 28, 1997 from the Company to NationsBank, N.A., as agent for several other lenders thereto in the amount of $20,000,000.

  10.44                                   Loan Agreement dated as of August 7, 1997 by and among the Phoenix Company and
                                          NationsBank, N.A, as agent for several other lenders thereto.

  10.45                                   Construction Loan Notes dated as of August 7, 1997 from the Phoenix Company to
                                          NationsBank, N.A. and several other lenders thereto in the amount of $27,545,000 in the aggregate.

  10.46                                   Working Capital Loan Notes dated as of August 7, 1997 from the Phoenix Company to
                                          NationsBank, N.A. and several other lenders thereto in the amount of $2,500,000 in the aggregate.

  10.47                                   Share Exchange Agreement and Plan of Reorganization dated as of June 30, 1997 by and among
                                          Shareholders of Pima Heart Associates and the Company.

  10.48****                               Service Agreement dated as of June 30, 1997 between Pima Heart Associates and the Company.

  10.49****                               Liquidated Damages Agreement dated as of June 30, 1997 by and among Shareholders of
                                          Pima Heart Associates and the Company.

  10.50                                   Services and Billing Agreement dated as of October 1, 1997 between the Tucson Company and the Tucson Cath Lab Company.

  10.51                                   Lease Agreement dated as of October 1, 1997 between the Tucson Company and the Tucson Cath
                                          Lab Company.

  10.52 **                                Employment Agreement dated as of October 1, 1997 by and between the Company and Stephen R.
                                          Puckett.

  10.53 **                                Employment Agreement dated as of October 1, 1997 by and between the Company and David
                                          Crane.

  10.54 **                                Employment Agreement dated as of April 29, 1997 by and between the Company and Richard J.
                                          Post.

  10.55 **                                Employment Agreement dated as of October 1, 1997 by and between the Company and Charles W.
                                          Johnson.

  10.56 **                                Employment Agreement dated as of March 9, 1994 by and between the Company and R. William
                                          Moore, Jr.

  10.57 **                                Employment Agreement dated as of August 28, 1995 by and between the Company and Thomas K.
                                          Hearn.

  10.58 **                                Employment Agreement dated as of August 7, 1997 by and between the Company and Kenneth
                                          Petronis.

                                     PART IV

================================================================================

                Previously Filed
                With File Number
                   0-25176 *
             ----------------------
Exhibit No.    In            As
    No.      Document       Exhibit                                                Exhibit Description

   10.59                                  First Amendment dated February 4, 1997, to the Construction and Term Loan Agreement dated
                                          December 7, 1995 between the Little Rock Company and Health Care REIT, Inc.

   11                                     Statement re-computation of per share earnings

   13.1                                   Such portion of the 1997 Annual Report to Shareholders that is being incorporated by reference to the Form 10-K.

   21.1                                   Subsidiaries of the Company.

   23.1                                   Consent of Ernst & Young LLP, independent auditors.

   27                                     Financial Data Schedule (included in the EDGAR filing only.)

-----------------------------

*    Incorporated herein by reference.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.
*** Portions of these agreements have been deleted pursuant to a previously approved request for confidential treatment.
**** Portions of these agreements have been deleted pusuant to a request for confidential treatment made under rule 24b-2 under the securities exchange act of 1934, as amended.
-----------------------------

(1)  Registration Statement on Form S-1.

(2)  Form 10-Q for the quarterly period ended December 31, 1994.

(3)  Form 8-K dated April 9, 1995.

(4)  Form 10-Q for the quarterly period ended December 31, 1995.

(5)  Form 10-K for the year ended September 30, 1995

(6)  Form 8-A dated October 18, 1996.

(7)  Form 10-K for the year ended September 30, 1996

(8)  Form 10-Q for the quarterly period ended March 31, 1997.

(9)  Form 10-Q for the quarterly period ended June 30, 1997.

(10) Form 8-A/A Amendment No. 1 dated September 12, 1997

                                     PART IV

================================================================================

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MEDCATH INCORPORATED



                                            By /s/ Stephen R. Puckett
                                              ----------------------------------
                                              Stephen R. Puckett, Chairman of
                                              the Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of December, 1997.

Signature                                    Title
---------                                    -----

/s/ Stephen R. Puckett                     Chairman of the Board and President
-----------------------                    and Chief Executive Officer
Stephen R. Puckett


/s/ David Crane                            Executive Vice President, Chief
-----------------------                    Operating Officer and Director
David Crane


/s/ Richard J. Post                        Chief Financial Officer, Secretary
-----------------------                    and Treasurer
Richard J. Post                            (Principle Accounting Officer)


                                           Director
-----------------------
Patrick J. Welsh


/s/ Andrew M. Paul                         Director
-----------------------
Andrew M. Paul


/s/ W. Jack Duncan                         Director
-----------------------
W. Jack Duncan


/s/ John B. McKinnon                       Director
-----------------------
John B. McKinnon

                              MedCath Incorporated


                 Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)

                                                                                 Additions
                                                                       -----------------------------
                                                       Balance at      Charged to       Charged to                      Balance at
                                                      Beginning of     Costs and      Other Accounts     Deductions       End of
Description                                              Period         Expenses        (Describe)       (Describe)       Period
------------------------------------------------------------------------------------------------------------------------------------

Deducted from assets:
  Allowance for losses in collection of current
    accounts receivable
  Year ended September 30, 1995                           $ 40           $   24              -                -            $   64
  Year ended September 30, 1996                           $ 64           $  735              -            $  382(1)        $  417
  Year ended September 30, 1997                           $417           $2,083              -            $1,011(1)        $1,489

(1)  Uncollectible accounts written off.

                                  EXHIBIT INDEX


Exhibit Number                   Exhibit Description


    10.39 Standard Form of Agreement between Owner and Contractor dated as of September 9, 1997, by and between the Bakersfield Company and S.C. Anderson, Inc. (In accordance with Rule 202 of Regulation S-T, this exhibit is being filed in paper pursuant to a continuing hardship exemption.)
    10.40 Standard Form of Agreement between Owner and Contractor dated as of August 26, 1997, by and between the Austin Partnership and Faulkner Construction Company. (In accordance with Rule 202 of Regulation S-T, this exhibit is being filed in paper pursuant to a continuing hardship exemption.)
    10.41 Operating Agreement of the Dayton Company dated March 20, 1997 by and among DTO Management, Inc. and several other parties thereto.
    10.42 Credit Agreement dated as of July 28, 1997 by and among the Company and NationsBank, N.A., as agent for several other lenders thereto.
    10.43 Note dated as of July 28, 1997 from the Company to NationsBank, N.A., as agent for several other lenders thereto in the amount of $20,000,000.
    10.44 Loan Agreement dated as of August 7, 1997 by and among the Phoenix Company and NationsBank, N.A, as agent for several other lenders thereto.
    10.45 Construction Loan Notes dated as of August 7, 1997 from the Phoenix Company to NationsBank, N.A. and several other lenders thereto in the amount of $27,545,000 in the aggregate.
    10.46 Working Capital Loan Notes dated as of August 7, 1997 from the Phoenix Company to NationsBank, N.A. and several other lenders thereto in the amount of $2,500,000 in the aggregate.
    10.47 Share Exchange Agreement and Plan of Reorganization dated as of June 30, 1997 by and among Shareholders of Pima Heart Associates and the Company.
    10.48** Service Agreement dated as of June 30, 1997 between Pima Heart Associates and the Company.
    10.49** Liquidated Damages Agreement dated as of June 30, 1997 by and among Shareholders of Pima Heart Associates and the Company.
    10.50 Services and Billing Agreement dated as of October 1, 1997 between the Tucson Company and the Tucson Cath Lab Company.
    10.51 Lease Agreement dated as of October 1, 1997 between the Tucson Company and the Tucson Cath Lab Company.
    10.52* Employment Agreement dated as of October 1, 1997 by and between the Company and Stephen R. Puckett.

    10.53* Employment Agreement dated as of October 1, 1997 by and between the Company and David Crane.

    10.54* Employment Agreement dated as of April 29, 1997 by and between the Company and Richard J. Post.

    10.55* Employment Agreement dated as of October 1, 1997 by and between the Company and Charles W. Johnson.

    10.56* Employment Agreement dated as of March 9, 1994 by and between the Company and R. William Moore, Jr.

    10.57* Employment Agreement dated as of August 28, 1995 by and between the Company and Thomas K. Hearn.

    10.58* Employment Agreement dated as of August 7, 1997 by and between the Company and Kenneth Petronis.

    10.59 First Amendment dated February 4, 1997, to the Construction and Term Loan Agreement dated December 7, 1995 between the Little Rock Company and Health Care REIT, Inc.

      11        Statement re-computation of per share earnings
     13.1       Such portion of the 1997 Annual Report to Shareholders that is being incorporated by reference to the Form 10-K.
     21.1       Subsidiaries of the Company.
     23.1       Consent of Ernst & Young LLP, independent auditors.
      27        Financial Data Schedule (included in the EDGAR filing only.)

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

** Portions of these agreements have been deleted pursuant to a request for confidential treatment made under rule 24b-2 under the securities exchange act of 1934, as amended.