Form 10-K/A
period 1997-09-30
MEDCATH INC
filed 1998-01-28
CIK 931782

FORM 10-K/A
                       Securities and Exchange Commission
                             Washington, D.C. 20549

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

         The aggregate market value of the Company's Common Stock (its only voting stock) held by non-affiliates of the Registrant, as of January 23, 1998, was $120,221,246.

         As of January 23, 1998, there were 11,669,359 shares of the Registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

                                      NONE

                              MedCath Incorporated
                              Index to Form 10-K/A
                      For the Year Ended September 30, 1997

                                                                                Page
                                                                                ----
Part III

   Item 10 - Directors and Executive Officers of the Registrant                  3

   Item 11 - Executive Compensation                                              5

   Item 12 - Security Ownership of Certain Beneficial Owners and Management     11

   Item 13 - Certain Relationships and Related Transactions                     13

                                    PART III
--------------------------------------------------------------------------------


Item 10.  Directors and Executive Officers of the Registrant

         The Board of Directors consists of six directors. Directors are elected annually and serve until the next annual meeting of shareholders and their successors are elected and qualified. The following table sets forth certain information regarding the executive officers and directors of the Company.

            Name                          Age               Position
            ----                          ---               --------

       Stephen R. Puckett                 45       Chairman of the Board of Directors, President
                                                     and Chief Executive Officer
       David Crane                        41       Executive Vice President and Chief
                                                     Operating Officer
       Charles W. (Todd) Johnson          40       Senior Vice President - Development and Managed Care
       Richard J. Post                    42       Chief Financial Officer, Secretary and Treasurer
       Thomas K. Hearn III                36       President - Diagnostics Division
       R. William Moore, Jr.              47       President - Hospital Division
       A. Kenneth Petronis                38       President - Practice Management Division
       Patrick J. Welsh                   54       Director
       Andrew M. Paul                     41       Director
       W. Jack Duncan                     55       Director
       John B. McKinnon                   62       Director


         Stephen R. Puckett was a founder of the Company in 1988 and has served as Chairman of the Board of Directors and President of the Company since that time. From 1984 to 1989, Mr. Puckett served as Executive Vice President and Chief Operating Officer of Charlotte Mecklenburg Hospital Authority (the "Authority"), a 1,677-bed multi-hospital system, and from 1981 to 1983, he served as Senior Vice President of the Authority. Carolinas Medical Center, an 853-bed hospital and the largest facility in the Authority's system, operates one of the largest heart programs in the Southeast. While he was associated with the Authority, Mr. Puckett was active in managing many of the additions to the Carolinas Medical Center, including an 80,000 square foot heart institute with four surgical suites and several cardiac diagnostic and therapeutic laboratories. From 1976 to 1981, Mr. Puckett worked for the University of Alabama hospital and served in a variety of management positions with increasing responsibilities for hospital operations. Mr. Puckett serves as a director of Cardiovascular Diagnostics, Inc. Mr. Puckett received a B.A. and an M.S. in Health Management from the University of Alabama.

         David Crane has served as a director and Chief Operating Officer of the Company since 1989. From 1985 to 1989, Mr. Crane was employed by MediVision, Inc., an owner/manager of ophthalmic outpatient surgery centers and private ophthalmic surgical practices, and he served as Chief Operating Officer of MediVision from 1987 to 1989. While he was associated with MediVision, Mr. Crane managed the construction of several ophthalmic outpatient surgical centers. From 1982 to 1985, he was a business and health care consultant with Bain & Company, a consulting firm. Mr. Crane received a B.A. from Yale University and an M.B.A. from Harvard Business School.

         Charles W. (Todd) Johnson has served as a Vice President of the Company since April 1995 when the Company acquired all of the outstanding shares of HealthTech Corporation. Mr. Johnson was the founder and President of HealthTech Corporation, a company whose principal business was the ownership and operation of mobile cardiac catheterization laboratories. Prior to founding HealthTech Corporation in July 1991, Mr. Johnson was a partner in Paragon Group, a national real estate development and investment company. Mr. Johnson

                                    PART III
--------------------------------------------------------------------------------


received a B.A. from the University of North Carolina and an M.B.A. from Wake Forest University.

         Richard J. Post joined MedCath in September 1996 as Chief Financial Officer, Secretary and Treasurer. From 1986 to 1996, Mr. Post was employed as an investment banker, assisting clients in the execution of a wide variety of public and private debt and equity financings and merger and acquisition transactions. He served as a Senior Vice President, Corporate Finance with Price Waterhouse LLP from 1994 to 1996. From 1992 to 1994, he was a Senior Manager in the Corporate Finance Department of Ernst & Young LLP and from 1988 to 1992, he was a Vice President in the Investment Banking Department of Bear, Stearns & Co. Inc. From 1986 to 1988, he was an Associate in the Corporate Finance Group at The First Boston Corporation. Mr. Post served as a Military Intelligence Officer in the United States Army from 1977 to 1986. He received a B.A. in English and Philosophy from the University of Notre Dame and an M.B.A. from Harvard Business School.

         Thomas K. Hearn III, has served as President - Diagnostics Division since joining the Company in November 1995. From August 1993 until he joined the Company, Mr. Hearn served as President of Decision Support Systems, Inc., a health care software and consulting firm that he co-founded. Prior to co-founding that company, he was employed from 1987 to 1993 by the Charlotte Mecklenburg Hospital Authority where he served as Vice President of Administration and Administrator of the Authority's Carolinas Heart Institute, one of the busiest centers for the treatment of cardiovascular disease in the Southeast. From 1985 to 1987 Mr. Hearn developed managed care products for VHA. Mr. Hearn received a B.A. from the College of William and Mary, and the M.P.H. and M.B.A. degrees from the University of Alabama at Birmingham.

         R. William Moore, Jr. has served as President - Hospital Division of the Company since November 1995. He joined the Company in April 1994 and from that date until he was appointed to his current position, he served as President of the Company's first specialty heart hospital, the McAllen Heart Hospital in McAllen, Texas. From 1989 until he joined the Company, Mr. Moore was Administrator of University Hospital, a 130-bed hospital in the Charlotte Mecklenburg Hospital Authority multi-hospital system. Prior thereto, he held other top management positions for eight years in the Charlotte Mecklenburg Hospital Authority system and with Memorial Mission Hospital in Asheville, North Carolina. Mr. Moore received a B.A. from Ohio Northern University and an M.B.A. from Western Carolina University.

         A. Kenneth Petronis, joined MedCath in August 1997 as President - Practice Management Division. Prior to joining MedCath, Mr. Petronis was a Vice President of PHP, Inc., a subsidiary of United HealthCare, where he was responsible for all physician provider network negotiations and interface and was instrumental in contracting with over 2,000 physicians. From 1990 to 1993 he was Chief Executive Officer of a large, cardiology-focused, multi-specialty physician group practice. From 1983 to 1990, Mr. Petronis was employed by Ernst & Young LLP where he served in a number of capacities, including a Senior Manager in the Healthcare Consulting Group.

         Patrick J. Welsh, a director of the Company since 1991, has been a general partner of the sole general partner of WCAS since its formation. Mr. Welsh has been a general partner of the sole general partner of associated limited partnerships since 1979. Prior to 1979, Mr. Welsh was President and a director of Citicorp Venture Capital, Ltd., an affiliate of Citicorp engaged in venture capital investing. Mr. Welsh serves as a director of Walsh International, Inc., Pharmaceutical Marketing Services Inc. and several privately-held companies.

         Andrew M. Paul has been a director of the Company since 1991. He joined Welsh, Carson, Anderson & Stowe in 1984, where he currently serves as a general partner of the sole general partner of WCAS. From 1983 to 1984, he was an associate in Hambrecht & Quist's venture capital group. From 1978 to 1981, he was a systems engineer and then a marketing representative for IBM. Mr. Paul received a B.A. from Cornell University and an M.B.A. from Harvard Business School. Mr. Paul serves as a director of Lincare, Inc., Centennial Healthcare, Inc., Housecall Medical Resources, Inc. and several privately-held companies.

                                    PART III
--------------------------------------------------------------------------------



         W. Jack Duncan has served as a director of the Company since September 1994. Since 1987, he has been a Professor and University Scholar in Management in the Graduate School of Management and Professor of Health Care Organization and Policy and a Senior Scholar in the Lister Hill Center for Health Policy in the School of Public Health at the University of Alabama at Birmingham. He is the author of 14 books on management and over 100 articles and published papers in management journals. Dr. Duncan received a B.S. in Economics from Howard College and an M.B.A. and a Ph.D. from Louisiana State University.

         John B. McKinnon has been a director of the Company since February 1996. From 1989 until his retirement in 1995, he served as the Dean of the Babcock Graduate School of Management at Wake Forest University. From 1986 to 1988 he served as President of Sara Lee Corporation. Mr. McKinnon also serves as a director of Premark International, Morrison's Health Care, Inc., Ruby Tuesday, Inc., Integon Corporation and two privately-held companies. He received an A.B. from Duke University and an M.B.A. from Harvard Business School.

Item 11.  Executive Compensation

         The table on the following page sets forth certain information for each of the last three fiscal years concerning the compensation of the Company's President and Chief Executive Officer and the Company's other four most highly compensated executive officers who were serving as executive officers at September 30, 1997 (the "Named Executive Officers").

                                    PART III
--------------------------------------------------------------------------------



                           Summary Compensation Table


                                                                                Long-Term
                                                                               Compensation
                                                                                  Awards
                                                                                Number of
                                                                                Securities       All Other
                                                                                Underlying      Compensation
                                                Annual Compensation           Options (#)(1)       ($)(2)
Name and Principal Position            Year       Salary ($)    Bonus ($)     --------------    ------------
---------------------------            ----       ----------    ---------
Stephen R. Puckett                     1997        $ 259,980      $127,500         52,143            $ 2,250
  President and Chief Executive        1996          192,344        67,247         77,671              2,461
  Officer.......................       1995          183,185       116,000        100,000              2,481

David Crane                            1997        $ 204,972      $100,000         30,000            $ 2,250
  Executive  Vice President and        1996          160,287        56,039         51,276              2,439
  Chief  Operating Officer......       1995          152,654        84,000         60,000              2,435

Charles W. (Todd) Johnson              1997        $ 170,904      $ 90,000          8,306            $ 2,370
  Senior Vice President -              1996          155,925        54,511         29,001              3,086
  Development and Managed Care         1995(3)        65,058        47,000         20,000                400

Richard J. Post                        1997        $ 147,372      $ 72,500         50,000              $ 184
  Chief Financial Officer,             1996         --------      --------       --------           --------
  Secretary and Treasurer.......       1995         --------      --------       --------           --------

R. William Moore, Jr.                  1997         $148,800      $ 50,000       --------           $ 22,893
  President-Hospital Division...       1996          141,639        14,000          7,500              2,125
                                       1995          115,000        52,500       --------              1,688
--------------------

(1) The Company's executive compensation program consists of three principal components: base salary, cash bonuses and long-term incentive compensation in the form of stock options. Stock options granted in a particular fiscal year may in fact be based upon each Named Executive Officer's contributions to the Company's performance in the prior fiscal year. The number of options granted are based upon (i) provisions of each Named Executive Officer's respective employment agreement or (ii) an evaluation by the Chief Executive Officer or the Compensation Committee. For example, options to purchase 89,318; 53,591; 44,659; 15,000; and 10,000 shares were granted to Messrs. Puckett, Crane, Johnson, Post and Moore, respectively, in October 1997 based upon an evaluation of their respective contributions to the Company's performance in the prior fiscal year. See the table on the following page providing information about stock options granted during the fiscal year ended September 30, 1997.

                                    PART III
--------------------------------------------------------------------------------


(2) For fiscal year 1997, consists of (i) matching contributions to the Company's 401(k) Plan and (ii) life insurance premiums paid in the amount of $1,110 on behalf of Mr. Johnson and (iii) a moving allowance in the amount of $21,093 paid to Mr. Moore. For fiscal year 1996, consists of matching contributions to the Company's 401(k) Plan and
         (ii) life insurance premiums paid in the amount of $1,000 on behalf of Mr. Johnson. For fiscal year 1995, consists of (i) matching contributions to the Company's 401(k) Plan and (ii) life insurance premiums in the amounts of $60, $41 and $24 paid on behalf of Messrs. Puckett, Crane and Johnson, respectively.

(3) For fiscal year 1995, represents compensation earned for the period from April 24, to September 30, 1995, the date Mr. Johnson became an executive officer of the Company.

Stock Options Granted During the Fiscal Year Ended September 30, 1997

         The following table provides certain information concerning grants of options to purchase shares of Common Stock made during the fiscal year ended September 20, 1997 to the Named Executive Officers.


         These option grants were made under the Company's Omnibus Stock Plan, and represented, in each instance, a replacement grant upon cancellation of previously-granted stock options. In connection with these replacement grants, the exercise prices of the stock options previously awarded to these executive officers were adjusted to reflect the replacement grant-date market price. The vesting provisions of these replacement stock options did not, however, provide the Named Executive Officers with any credit for the periods of time they held the stock options that were cancelled in connection with the replacement grants.


                        Option Grants in Last Fiscal Year

                                              IndividualGrants
                                              ----------------

                                              % of Total
                               Number of        Options
                              Securities      Granted to                              Potential Realizable Value
                              Underlying       Employees   Exercise                    at Assumed Annual Rates
                                Options        in Fiscal     Price     Expiration    of Stock Price Appreciation
                              Granted (#)      Year (1)     ($/sh)        Date            for Option Term (2)
                              -----------    ------------ ----------      -----     ------------------------------
           Name                                                                           5% ($)          10% ($)
           ----                                                                           ------          -------

Stephen R. Puckett                4,553(3)         1.7%        $14.44      4/28/02  $      10,523     $      30,496
                                 47,590(4)        17.9          13.13      4/28/07        392,819           995,481


David Crane                      30,000(5)        11.3%        $13.13      4/28/07   $    247,627      $    627,536


Charles W. (Todd) Johnson         8,306(6)         3.1%        $13.13      4/28/07  $      68,560      $    173,744


Richard J. Post                  50,000(7)        18.8%        $13.13      4/28/07   $    412,712      $  1,045,893


R. William Moore, Jr.           ------           ----          ----        ----            ----            ----
--------------------

(1) In fiscal 1997, options to purchase an aggregate of 266,449 shares of Common Stock were granted to all employees.

                                    PART III
--------------------------------------------------------------------------------



(2) Represents potential net gain of the exercise price before income taxes associated with the exercise of the options. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the Securities and Exchange Commission (the "Commission") and do not represent the Company's estimates or projections of the future Common Stock price. For the options expiring on April 28, 2002 assumes a stock price per share of $16.75 for the 5% rate and of $21.14 for the 10% rate. For the options expiring on April 28, 2007, assumes a stock price per share of $21.38 for the 5% rate and of $34.04 for the 10% rate. The Common Stock price on April 28, 1997 (the date of grant for all options granted to the Named Executive Officers during the year) was $13.13.

(3) These shares of Common Stock are issuable upon exercise of incentive stock options that vest and become exercisable as follows: 1,294 and 3,259 shares in equal monthly installments over January, 2000 through December, 2000, and January, 2001 through March, 2001, respectively.

(4) These shares of Common Stock are issuable upon exercise of non-qualified stock options that vest and become exercisable as follows: 35,848 and 11,742 shares in equal monthly installments over April, 1997 through December, 1999, and January, 2000 through December, 2000, respectively.

(5) These shares of Common Stock are issuable upon exercise of incentive and non-qualified stock options that vest and become exercisable as follows: 2,923 and 1,875 incentive stock options in equal monthly installments from January, 2000 through December, 2000, and January, 2001 through March, 2001, respectively; and 20,625 and 4,577 non-qualified stock options in equal monthly installments from April, 1997 through December, 1999, and January, 2000 through December, 2000, respectively.

(6) These shares of Common Stock are issuable upon exercise of incentive and non-qualified stock options that vest and become exercisable as follows: 1,558, 3,046 and 520 incentive stock options in equal monthly installments from April, 1997 through December, 1997, January, 1998 through December, 1999 and January, 2001 through March, 2001, respectively; and 1,106 and 2,076 non-qualified stock options in equal monthly installments from January, 1998 through December, 1999, and January, 2000 through December, 2000, respectively.

(7) These shares of Common Stock are issuable upon exercise of incentive and non-qualified stock options that vest and become exercisable as follows: 7,619, 22,857 and 3,125 incentive stock options in equal monthly installments from April, 1997 through December, 1997, January, 1998 through December, 2000 and January, 2001 through March, 2001, respectively; and 1,756 and 14,643 non-qualified stock options in equal monthly installments from April, 1997 through December, 1997, and January, 1998 through December, 2000, respectively.

                                    PART III
--------------------------------------------------------------------------------


  Option Exercises and Year-end Values for Fiscal Year Ended September 30, 1997

         The following table provides certain information concerning shares acquired and value realized on exercise of options, the number of shares of Common Stock underlying unexercised options held by each of the Named Executive Officers and the value of such officers' unexercised options at September 30, 1997.

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values

                                                                Number of Securities             Value of Unexercised
                                                           Underlying Unexercised Options      In-the-Money Options at
                                                               at Fiscal Year-End (#)           Fiscal Year-End ($)(1)
                                                               ----------------------                  ---------------
                                Shares
                               Acquired
                                  on            Value
        Name                 Exercise (#)  Realized($)(2)   Exercisable   Unexercisable      Exercisable    Unexercisable
        ----                 ------------  --------------   -----------   -------------      -----------    -------------
Stephen R. Puckett             -------        -------          30,095          147,596       $    88,580    $    557,489
David Crane                    -------        -------          89,995          128,259         1,089,034         752,953
Charles W. (Todd) Johnson      -------        -------           5,746           43,255             4,022         128,164
Richard J. Post                -------        -------           6,249           43,751            24,215         169,535
R. William Moore, Jr.          -------        -------          11,925           23,229           111,688          80,224
--------------------

(1) The value of the unexercised in-the-money options is based on the difference between the closing sales price of the Common Stock on September 30, 1997 of $17.00 per share and the exercise price of the options.

(2) The value realized upon exercise of stock options is based on the difference between the fair market value of the shares of Common Stock underlying the options and the exercise price of the options at the date of exercise.

Employment Agreements

         Pursuant to employment agreements dated October 1, 1997, Messrs. Puckett, Crane and Johnson are entitled to base annual salaries of $250,000, $200,000, and $180,000, respectively (the "Employment Agreements"). Under the Employment Agreements, Messrs. Puckett, Crane and Johnson are also entitled to receive annual cash bonuses if the Company's actual earnings per share equals or exceeds 80% of the target earnings per share for the year established in advance by the Board of Directors. The amount of the cash bonus is, in each case, an amount equal to the comparative percentage of the Company's actual earnings per share to the target earnings per share (subject to a cap of 120%) times an amount equal to 50% of the executive officer's base salary.

         Messrs. Puckett, Crane and Johnson are also entitled to awards of incentive stock options annually with the number of shares issuable upon exercise thereof to be determined in accordance with a formula designed to increase the number of shares issuable when the actual rate of growth in earnings per share exceeds the percentage growth target established in advance by the Board of Directors. Any incentive stock options awarded pursuant to the Employment Agreements will vest 25% in the year awarded and 25% in each year for the following three years. Each of the Employment Agreements provides that the executive officer may receive such increases to his base salary and his cash bonus as the Board of Directors may determine from time to time based upon recommendations of the Compensation Committee of the Board of Directors. The initial term of each of the Employment Agreements is three years, and each of the agreements is renewable automatically upon expiration for consecutive one year terms unless either party gives notice of nonrenewal at lease 90 days in advance of the end of the current term.

                                    PART III
--------------------------------------------------------------------------------


         The Company may terminate the Employment Agreements at any time for cause. After April 1, 1998, the Company may also terminate them without cause for any reason but must pay the terminated executive officer, upon termination, an amount equal to two times the total cash compensation earned by him during the immediately preceding fiscal year plus an amount equal to the then present value of two years of normal health, life insurance and retirement benefits. The Employment Agreements further provide for automatic termination of employment upon a "change of control" of the Company, and in such event, for Messrs. Puckett, Crane and Johnson to receive the same payments they would have received if the Company had terminated their employment without cause. In the event of an automatic termination upon a "change of control" of the Company, all incentive stock options previously granted to Messrs. Puckett, Crane and Johnson will vest immediately. The Employment Agreements, which may be terminated by the executive officers on 90 day's notice to the Company, also contain geographically-broad, one-year covenants not to compete and provisions restricting the right of the executive officers to use confidential information gained while in the employ of the Company.

         Pursuant to an employment agreement dated September 24, 1996, as amended April 29, 2997, Richard J. Post is entitled to a base annual salary of $145,000 and is eligible to participate in an annual bonus compensation plan each year in accordance with the Company's senior executive compensation formula plan as implemented from time to time by the Compensation Committee of the Board of Directors. The employment agreement does not have a fixed term. The termination provisions of Mr. Post's employment agreement are the same as the termination provisions of the Employment Agreements with Messrs. Puckett, Crane and Johnson, including a provision with respect to a payment in the event of automatic termination of employment upon a "change of control" of the Company. Mr. Post's employment agreement also contains a geographically- broad, one-year covenant not to compete and provisions restricting his use of confidential information gained while in the employ of the Company

         Pursuant to an employment agreement dated March 9, 1994, R. William Moore, Jr. Is entitled to an annual salary of $100,000, which amount is to be reviewed and adjusted from time to time. Mr. Moore is also entitled to participate in an annual bonus compensation plan each year of his employment. The employment agreement with Mr. Moore does not have a fixed term. If the Company terminates his employment for any reason other than cause, the Company must continue to pay his salary on a monthly basis and all accrued bonus for a period of nine months following the date of termination unless he shall become employed during such nine-month period and begin earning an amount equal to at least 75% of his annual salary under the agreement. Mr. Moore's employment agreement contains a 18-month covenant not to compete and provisions restricting his use of confidential information gained while in the employ of the Company.

Directors' Compensation

         With the exception of Messrs. Duncan and McKinnon, who each receives $1,000 for each Board or Committee meeting attended, directors do not receive any cash compensation from the Company for their service as members of the Board of Directors. All directors are reimbursed for reasonable expenses incurred by them in attending Board and Committee meetings. Upon his appointment to the Board, Dr. Duncan was granted an option to purchase 3,531 shares of Common Stock at an exercise price of $7.51 per share 2,354 of which has been exercised.

         Directors who are not employees of the Company (excluding Messrs. Welsh and Paul) are entitled to participate in the Company's Outside Directors' Stock Option Plan (the "Directors' Plan"). On the date of each annual meeting, the Company grants an option under the Directors' Plan to purchase 2,000 shares of Common Stock to each of W. Jack Duncan and John B. McKinnon at an exercise price per share equal to the fair market value on such date.

                                    PART III
--------------------------------------------------------------------------------


Compensation Committee Members

         Messrs. Duncan, McKinnon, Welsh and Paul served on the Compensation Committee of the Board of Directors for the fiscal year ended September 30, 1997. The principal functions of the Compensation Committee are to review and recommend annual salaries and bonuses for all corporate officers and management personnel, review and recommend to the Board of Directors modifications in employee benefit plans and administer the Company's 1992 Incentive Stock Option Plan and Omnibus Stock Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of January 23, 1998 by: (i) each person known to the Company to beneficially own more than 5% of the Common Stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group.


                                                                 Amount and Nature         Percentage of
                                                                         of                   Common
                 Name of Beneficial Owner                    Beneficial Ownership(1)           Stock
                 ------------------------                    -----------------------           -----
Stephen R. Puckett (2).....................................           1,221,472                 10.4 %

Patrick J. Welsh (3).......................................             966,177                  8.3

Andrew M. Paul (3).........................................             908,267                  7.8

Welsh, Carson, Anderson & Stowe, V, L.P. (4)...............             884,829                  7.6

The TCW Group, Inc. (5)....................................             827,400                  7.1

The Northwestern Mutual Life Insurance Company (6).........             679,305                  5.8

Crown Advisors, Ltd. (7)...................................             710,263                  6.1

Charles W. (Todd) Johnson (8)..............................             251,186                  2.1

David Crane (9)............................................             230,557                  2.0

John B. McKinnon (10)......................................              61,999                   *

R. William Moore (11)......................................              20,041                   *

Richard J. Post (12).......................................              13,021                   *

W. Jack Duncan (13)........................................               5,530                   *

All Executive Officers and Directors as
  a Group (11 persons) (14)................................           2,798,831                 24.0
--------------------------

* Less than 1%

         (1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                    PART III
--------------------------------------------------------------------------------



         (2) The address of Mr. Puckett is 7621 Little Avenue, Suite 106, Charlotte, North Carolina 28226. Includes 1,165,650 shares held by two limited partnerships of which Mr. Puckett is the sole general partner and 55,822 shares issuable upon exercise of options that are exercisable within 60 days of January 23, 1998.

         (3) Includes 884,829 shares of Common Stock held by Welsh, Carson, Anderson & Stowe, V, L.P. ("WCAS"). Each of Messrs. Welsh and Paul is a general partner of the sole general partner of WCAS. The address of Messrs. Welsh and Paul is 320 Park Avenue, Suite 2500, New York, New York 10022.

         (4) The address of WCAS is 320 Park Avenue, Suite 2500, New York, New York 10022. Messrs. Welsh and Paul each serve as a general partner of the sole general partner of WCAS.

         (5) The address of the TCW Group, Inc. is 865 South Figueroa Street, Los Angeles, CA 90017. The number of shares shown as beneficially owned is based upon a statement on Schedule 13G filed February 12, 1997, which indicates the reporting person has sole voting and dispositive power over 827,400 shares

         (6) The address of The Northwestern Mutual Life Insurance Company is 720 E. Wisconsin Avenue, Milwaukee, Wisconsin 53202. The number of shares shown as beneficially owned is based upon a statement on Schedule 13G filed February 2, 1997, which indicates the reporting person has sole voting and dispositive power over 379,305 shares and shared voting and dispositive power over an additional 300,000 shares.

         (7) The address of Crown Advisors Ltd. is 60 East 42nd Street, New York, New York 10165. The number of shares shown as beneficially owned is based information provided to the Company by Crown Advisors Ltd. Includes 402,400 shares held by certain investment partnerships for which Crown Advisors Ltd. serves as investment advisor, and as to which Crown Advisors Ltd. has shared voting and investment power, 294,100 shares held by a co-advisor to such partnerships and 13,763 shares held by an affiliate of Crown Advisors Ltd.

         (8) Includes 14,316 shares issuable upon exercise of options that are exercisable within 60 days of January 23, 1998.

         (9) Includes 128,440 shares issuable upon exercise of options that are exercisable within 60 days of January 23, 1998.

         (10) Includes 1,999 shares issuable upon exercise of options that are exercisable within 60 days of January 23, 1998.

         (11) Includes 18,591 shares issuable upon exercise of options that are exercisable within 60 days of January 23, 1998.

         (12) Includes 13,021 shares issuable upon exercise of options that are exercisable within 60 days of January 23, 1998.

         (13) Includes 3,176 shares issuable upon exercise of options that are exercisable within 60 days of January 23, 1998.

                                    PART III
--------------------------------------------------------------------------------


         (14) Includes 240,775 shares issuable upon exercise of options that are exercisable within 60 days of January 23, 1998.

                                    PART III
--------------------------------------------------------------------------------


Item 13.  Certain Relationships and Related Transactions

         None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MEDCATH INCORPORATED


                                         By /s/ Richard J. Post
                                            --------------------------------
                                            Richard J. Post, Chief Financial
                                             Officer, Secretary and Treasurer