Form 10-Q
period 1997-12-31
MEDCATH INC
filed 1998-02-11
CIK 931782

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 1997
                               ------------------------------

                                             OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________


Commission file number           0-25176
-------------------------------------------------------------------------------

                              MEDCATH INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    North Carolina                                     56-1635096
-------------------------------------------------------------------------------
(State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

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

Yes      X         No
    ---------        --------

As of February 10, 1998, there were 11,669,359 Common Shares outstanding.

                              MEDCATH INCORPORATED

                                    FORM 10-Q

                                DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                          Page
                                                                          No.

PART I - FINANCIAL INFORMATION (UNAUDITED)

   Item 1.  Condensed consolidated financial statements

     (bullet)Condensed consolidated statements of income                   3

      (bullet)Condensed consolidated balance sheets                        4

      (bullet)Condensed consolidated statements of cash flows              5

      (bullet)Notes to condensed consolidated financial statements       6-7

   Item 2.  Management's discussion and analysis of
                   financial condition and results of operations         8-11

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                               12


          Signatures                                                       13

[zz]

                              MEDCATH INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          THREE MONTHS ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                               1996          1997
                                                                          -----------------------------
Net revenue                                                                     $ 22,854      $ 40,798

Operating expenses:

     Medical supplies and other                                                    8,595        16,853
     Personnel costs                                                               6,145        11,478
     Depreciation                                                                  1,490         3,071
     Amortization                                                                    750         2,006
     Provision for doubtful accounts                                                 451         1,433
     Marketing, general and administrative                                         1,902         1,938
                                                                          -----------------------------
        Total operating expenses                                                  19,333        36,779
                                                                          -----------------------------
Income from operations                                                             3,521         4,019

Interest expense                                                                    (702)       (2,357)
Interest income                                                                      675           509
Minority interest in earnings of consolidated entities                              (570)         (186)
                                                                          -----------------------------
Income before income taxes                                                         2,924         1,985
Provision for income taxes                                                        (1,170)         (774)
                                                                          -----------------------------
Net income                                                                       $ 1,754       $ 1,211
                                                                          =============================

Net income per share:                                                             $ 0.16        $ 0.10
                                                                          =============================

Net income per share assuming dilution:                                           $ 0.15        $ 0.10
                                                                          =============================

Weighted average number of common and common
     equivalent shares outstanding (in thousands):                                11,135        11,669
                                                                          =============================

Weighted average number of common and common
     equivalent shares outstanding assuming dilution (in thousands):              11,669        12,204
                                                                          =============================



SEE ACCOMPANYING NOTES.

                              MEDCATH INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)





                                                                                    September 30,                December 31,
                                                                               ------------------------     -----------------------
                                                                                        1997                         1997
                                                                               ------------------------     -----------------------

ASSETS
Current assets:
    Cash and cash equivalents                                                                 $ 17,607                    $ 14,000
    Short-term investments                                                                      25,344                      23,318
    Accounts receivable, net of allowance                                                       22,360                      30,105
    Medical supplies                                                                             3,168                       3,779
    Prepaid expenses and other current assets                                                      668                         645
                                                                               ------------------------     -----------------------
       Total current assets                                                                     69,147                      71,847

Property, plant and equipment, net of accumulated depreciation                                 139,185                     170,666
Other assets                                                                                     2,470                       2,871
Organization and start-up costs, net of accumulated amortization                                13,737                      16,129
Advances to physician groups                                                                     8,194                      10,144
Intangible assets, net of accumulated amortization                                              26,275                      34,181
                                                                               ------------------------     -----------------------

Total assets                                                                                 $ 259,008                   $ 305,838
                                                                               ========================     =======================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                           $ 4,818                     $ 5,272
    Distribution payable to minority interests                                                   1,081                       1,299
    Accrued liabilities                                                                          9,648                      14,021
    Current portion of long-term debt                                                            5,503                      11,195
    Current portion of obligations under capital leases                                            599                         606
                                                                               ------------------------     -----------------------
       Total current liabilities                                                                21,649                      32,393

Deferred income taxes                                                                            3,731                       3,998
Long-term debt                                                                                  96,703                     124,464
Obligations under capital leases                                                                 2,160                       2,007

                                                                               ------------------------     -----------------------
Total liabilities                                                                              124,243                     162,862

Minority interests in equity of consolidated entities                                            7,628                       7,617

Shareholders' equity:
    Common stock, $.01 par value, 20,000,000 shares authorized, and 11,168,603 and 11,669,359 shares issued and outstanding
       at September 30, 1997 and December 31, 1997, respectively                                   112                         117
    Paid-in capital                                                                            109,065                     116,071
    Retained earnings                                                                           17,960                      19,171
                                                                               ------------------------     -----------------------
Total shareholders' equity                                                                     127,137                     135,359
                                                                               ------------------------     -----------------------

Total liabilities, minority interests and shareholders' equity                               $ 259,008                   $ 305,838
                                                                               ========================     =======================



SEE ACCOMPANYING NOTES.

                              MEDCATH INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)





                                                                               THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                     ---------------------------------------
                                                                            1996                1997
                                                                     -------------------  ------------------

OPERATING ACTIVITIES
Net Income                                                                      $ 1,754             $ 1,211
Adjustments to reconcile net income to net cash provided
  by operating activities:
       Depreciation and amortization                                              2,277               5,086
       Minority interest                                                            (23)               (376)
       Deferred income taxes                                                         50                 267
       (Increase) decrease in current assets:
           Accounts receivable                                                   (2,787)             (6,545)
           Medical supplies                                                         (19)               (611)
           Prepaid expenses and other current assets                               (247)                 94
       Increase (decrease) in current liabilities:
           Accounts payable                                                        (479)                454
           Distribution payable to minority interest                                185                 218
           Accrued liabilities                                                    1,455               4,373
       Other                                                                         (9)                 15
                                                                     -------------------  ------------------
Net cash provided by operating activities                                         2,157               4,186

INVESTING ACTIVITIES
       Purchases of property, plant and equipment                               (12,027)            (33,843)
       Start-up and organization costs                                           (1,489)             (3,990)
       Advances to physician groups                                                (429)             (1,969)
       Repayments of advances to physician groups                                   412                  19
       Net sales of short-term investments                                        5,327               2,026
       Acquisition of management contracts                                            -              (1,417)
       Other investing activities                                                     -                (345)
                                                                     -------------------  ------------------
Net cash used in investing activities                                            (8,206)            (39,519)

FINANCING ACTIVITIES
       Proceeds from issuance of long-term debt                                   9,204              33,664
       Repayments of long-term debt                                                (525)             (2,027)
       Repayments of convertible subordinated debt                               (1,908)                  -
       Repayments of obligations under capital leases                               (82)               (146)
       Investments by minority partners                                           1,366                 565
       Other financing activities                                                    90                (330)
                                                                     -------------------  ------------------
Net cash provided by financing activities                                         8,145              31,726
                                                                     -------------------  ------------------
Net increase (decrease) in cash and equivalents                                   2,096              (3,607)
Cash and cash equivalents, beginning of period                                    5,026              17,607
                                                                     ------------------   ------------------
Cash and cash equivalents, end of period                                        $ 7,122            $ 14,000
                                                                     ===================  ==================


SEE ACCOMPANYING NOTES.

                              MEDCATH INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997




NOTE 1- GENERAL

The accompanying unaudited condensed consolidated financial statements of MedCath Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements of the unaudited interim periods include all adjustments necessary for fair presentation of results for the periods and all such adjustments are of a normal recurring nature. The accompanying unaudited condensed consolidated results of operations for the three month period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Unless otherwise specified, capitalized terms used herein are used as defined in such Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

NOTE 2 - NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements.

NOTE 3 - LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                            1997               1997
                                                                     ------------------- -------------------
   The REIT Loans (as defined below)                                 $         58,781        $    67,580
   The Phoenix Loan (as defined below)                                         11,133             23,020
   Convertible Subordinated Debt                                                4,452              4,452
   Notes payable to various equipment lenders                                  27,638             40,439
   Other notes payable                                                            202                168
                                                                      ------------------- -------------------
                                                                              102,206            135,659
    Less current portion                                                       (5,503)           (11,195)
                                                                     ====================  ===============
                                                                        $      96,703        $   124,464
                                                                     =====================  ==============


                              MEDCATH INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997



NOTE 3 - LONG - TERM DEBT (CONTINUED)

The Company entered into mortgage loans with real estate investment trusts ("REITs") from 1994 to 1997 for the purpose of financing the land acquisition and construction costs of the McAllen, Arkansas, and Tucson Heart Hospitals and the Heart Hospital of Austin (collectively the "REIT Loans"). The Company entered into the REIT Loan for the Heart Hospital of Austin in November of 1997. The interest rates on the REIT Loans are based on a fixed premium above the seven-year Treasury note rate and the principal and interest is payable monthly over a seven year term using extended period amortization schedules. As of December 31, 1997, the interest rates on the REIT Loans ranged from 9.50% to 11.54%.

In December 1997, the Company obtained financing from an equipment lender in the amount of $7 million for the purpose of financing certain medical equipment and fixtures in the Diagnostics Division. The term of the borrowing is for six years and the interest rate is based on a fixed premium above the average weekly yield of 30-Day Commercial Paper. The principal and interest is payable monthly. As of December 31, 1997, the interest rate was 8.09%. Borrowings under the financing agreement are secured by a pledge of the Company's interest in the financed medical equipment and fixtures.

NOTE 4 - BUSINESS COMBINATIONS AND NEW OPERATIONS

In October 1997, the Company acquired a management service organization, through the issuance of common stock valued at approximately $7 million, which changed its name to MedCath Physician Management, Inc., ("MPM"). MPM has a 40-year contract to manage Pima Heart Associates ("Pima Heart"), the Company's fourth Managed Practice. Pima Heart is a 17-member cardiologist group located in Tucson, Arizona. Pima Heart is a full service cardiology group that comprises more than half of the cardiologists in the Tucson market place. The Company's consolidated results of operations include the operating results, which are not significant, of MPM from the date of acquisition.

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

                              MEDCATH INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997


The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Unaudited Condensed Consolidated Financial Statements and accompanying notes. All References to a "Note" are to the "Notes to Unaudited Condensed Consolidated Financial Statements" contained herein. Unless otherwise specified, capitalized terms used herein are used as defined in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, and all references to the first quarter of 1997, and the first quarter of 1998, refer to the quarter ended December 31, 1996, and 1997, respectively.

ACQUISITIONS AND NEW OPERATIONS

In October 1997, the Company acquired a management service organization which changed its name to MedCath Physician Management, Inc., ("MPM"). MPM has a 40-year contract to manage Pima Heart Associates ("Pima Heart"), the Company's fourth managed practice. Pima Heart is a 17-member cardiologist group located in Tucson, Arizona. Pima Heart is a full service cardiology group that comprises more than half of the cardiologists in the Tucson market place.

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

In January 1998, the Company announced that it had entered into an agreement with Franciscan Health System of Ohio Valley, Inc. ("FHSOV") to locate the Company's previously announced Dayton Heart Hospital on the grounds of the Franciscan Medical Center - Dayton Campus. FHSOV will become a 30% investor in the hospital, with the Company and local physician partners holding the remaining interest. Under the terms of the agreement, the Company will be managing partner, with responsibility for the day-to-day operations of the hospital.

In January 1998, MPM acquired a 40-year contract to manage a seven-physician cardiology practice, Valley Cardiology, Inc., located in McAllen, Texas. With this acquisition, the Company's Practice Management Division now manages five physician practices comprised of over 100 physicians.

The Company has announced plans to open two new fixed-site cath labs by the end of fiscal year 1998. The labs will be located in Colorado Springs, Colorado, and Dakota Dunes, South Dakota, and will further strengthen the Company's Diagnostics Division. The Company has agreed to partner with local cardiologists and own a majority interest in the Colorado Springs facility and has entered into a long-term agreement to develop and manage the Dakota Dunes facility. These two cath labs, in addition to the previously announced cath lab under development in Montgomery, Alabama, will bring the total number of mobile and fixed-site cath labs operated by the Company to 33.

                              MEDCATH INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997




RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, the percentage of the Company's net revenue represented by the net revenue of each of the Company's operating divisions and by certain items reflected in the Unaudited Condensed Consolidated Statements of Income:




                                                                   THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                              --------------------------------
                                                                    1996            1997
                                                              --------------- -------------
Net revenue:
   Diagnostics Division                                             40.9%          20.4%
   Practice Management Division                                     21.2           17.5
   Hospital Division                                                37.9           61.1
   Other                                                             -              1.0
                                                              ---------------- -----------
         Total net revenue                                         100.0%         100.0%

Operating Expenses:
   Medical supplies, personnel & other operating expense            64.5           69.4
   Depreciation and amortization expense                             9.8           12.4
   Provision for doubtful accounts                                   2.0            3.5
   Marketing, general and administrative expense                     8.3            4.8
                                                              ----------------- ----------
         Total operating expenses                                   84.6           90.1

                                                              ------------------ ---------
Income from operations                                              15.4            9.9

Interest expense                                                    (3.1)          (5.8)
Interest income                                                      3.0            1.3
Minority interest in earnings of consolidated entities              (2.5)          (0.5)
                                                              ------------------- -------
Income before income taxes                                          12.8            4.9
Provision for income taxes                                          (5.1)          (1.9)
                                                              ----------------- ---------
Net income                                                           7.7%          3.0%
                                                              ================= =========

                              MEDCATH INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997



RESULTS OF OPERATIONS (CONTINUED)

NET REVENUE

Consolidated net revenue increased 78.5% to $40.8 million in the first quarter of 1998 from $22.9 million in the first quarter of 1997. Of this $17.9 million increase, $16.2 million was attributable to increased net revenue in the Hospital Division, which nearly tripled to $24.9 million in the first quarter of 1998 from $8.7 million in the first quarter of 1997. The increase in the Hospital Division is primarily due to the March 1997 opening of the Company's second Heart Hospital, the Arkansas Heart Hospital, which generated net revenue of $12.0 million. The McAllen Heart Hospital's net revenue increased $1.5 million to $10.2 million in the first quarter of 1998. This increase was attributable to increased procedure volumes and higher patient census levels. The Tucson Heart Hospital, which opened in October 1997, generated net revenue of $2.7 million in the first quarter of 1998.

Net revenue in the Practice Management Division increased $2.2 million, or 47.0% to $7.1 million in the first quarter of 1998 from $4.9 million in the first quarter of 1997. This increase was primarily attributable to the October 1997 acquisition of the contract to manage Pima Heart.

Net revenue in the Diagnostics Division decreased $1.0 million or 11.0% to $8.3 million in the first quarter of 1998 from $9.3 million in the first quarter of 1997. This decrease was partially due to the scheduled July 1997 closing of the Fixed-Site Facility located in Tucson, Arizona, and also due to lower procedure volumes at several of the Company's diagnostic facilities.

OPERATING EXPENSES AND INCOME FROM OPERATIONS

Consolidated operating expenses increased 90.2% to $36.8 million in the first quarter of 1998 from $19.3 million in the first quarter of 1997. The increase was attributable primarily to operating expenses in the Hospital Division. Income from operations increased 14.1% to $4.0 million in the first quarter of 1998 from $3.5 million in the first quarter of 1997 due to an overall increase in consolidated net revenue. Operating margins decreased to 9.9% in the first quarter of 1998 from 15.4% in the first quarter of 1997. This decrease was primarily attributable to the substantial growth in the Practice Management and Hospital Divisions which operate at lower margins than those realized in the Diagnostics Division. Consolidated EBITDA increased $3.3 million, or 57.9% to $5.8 million in the first quarter of 1998 due to the Hospital Division's operations.

Income from operations at the Hospital Division increased $758,000 or 74.2% to $1.8 million in the first quarter of 1998. This increase is primarily due to the opening of the Arkansas Heart Hospital in March 1997. Operating and EBITDA margins in the Hospital Division decreased to 7.1% and 21.8%, respectively, in the first quarter of 1998, from 11.8% and 24.5%, respectively, in the first quarter of 1997. As expected, the Tucson Heart Hospital, which opened in October 1997, experienced an operating loss during the initial months of operation resulting in the decrease in the Hospital Division's EBITDA and operating margins. The McAllen and Arkansas Heart Hospitals both had positive operating income during the period and had EBITDA margins of 25.1% and 30.8%, respectively.

Income from operations in the Practice Management Division increased $12,000 or 2.3% to $543,000 in the first quarter of 1998. The increase is attributable primarily to income from the contract to manage Pima Heart, which was acquired in October 1997. Operating and EBITDA margins in the Practice Management Division decreased to 7.6% and 10.2%, respectively, in the first quarter of 1998, from 10.9% and 13.2%, respectively, in the first quarter of 1997. These decreases are due to the structure of the contract to manage Pima Heart.

Income from operations in the Diagnostics Division decreased $468,000 or 14.2% to $2.8 million in the first quarter of 1998. Operating margins in the Diagnostics Division decreased to 34.0% in the first quarter

                              MEDCATH INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997



of 1998 from 34.6% in 1997. This decrease is primarily due to the additional depreciation expense taken on new equipment added throughout the prior fiscal year. EBITDA margins increased to 48.0% in the first quarter of 1998 as compared to 45.0% in the first quarter of 1997 due primarily to an increase in consulting and management fee income.

Marketing, general and administrative expenses in the first quarter of 1998 increased 1.9% over the first quarter of 1997 primarily as a result of the Company's continued investment in corporate infrastructure to accommodate growth. In the first quarter of 1998, the Company continued to add personnel to the Human Resources, Information Systems and Accounting departments.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense in the first quarter of 1998 increased $1.7 million over the first quarter of 1997 primarily as the result of interest incurred on borrowings at the Tucson and Arkansas Heart Hospitals. Substantially all of the property, plant and equipment at the hospitals was financed using borrowings that bear interest at rates ranging from 8.50% to 11.54%. Interest income decreased by $165,000 in the first quarter of 1998 compared with the first quarter of 1997 due to a decrease in average short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING CASH FLOWS

Net cash provided by operating activities was $4.2 million for the three months ended December 31, 1997. Accounts receivable increased $7.7 million during the three months ended December 31, 1997, primarily as a result of the opening of the Tucson Heart Hospital and increased revenue at the McAllen and Arkansas Heart Hospitals. At December 31, 1997, the Company had working capital of $39.2 million, including $37.3 million of cash and short-term investments and $30.1 million in accounts receivable.

INVESTING CASH FLOWS

During the three months ended December 31, 1997, the Company utilized a net of $39.5 million in investing activities primarily for the construction, purchase of equipment and start-up costs for the Company's Heart Hospitals; consisting of $10.1 million for the Tucson Heart Hospital, $18.1 million for the Arizona Heart Hospital and $6.1 million for the Company's other Heart Hospitals under construction. Additional physician advances totaled $2.0 million in the quarter, and $5.2 million was utilized in the Company's other operations. Offsetting these outflows was $2.0 million from the sale of short term investments.

FINANCING CASH FLOWS

Financing activities provided $31.7 million during the three month period ended December 31, 1997, primarily from loan proceeds utilized for the construction and development of the Arizona and Tucson Heart Hospitals, and the Heart Hospital of Austin. In addition, the Company's Diagnostics Division borrowed $7.0 million for the purpose of financing certain medical equipment and fixtures.

                              MEDCATH INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997





In November 1997, the Company entered into a mortgage loan with a REIT for the purpose of financing the land acquisition and construction costs of the Heart Hospital of Austin. The interest rate is based on a fixed premium above the seven-year treasury note rate and the principal and interest is payable monthly over a seven year term using an extended period amortization schedule. As of December 31, 1997, the interest rate on the REIT was 9.50%. The Heart Hospital of Austin's REIT provided $7.8 million of the total loan proceeds during the first quarter of 1998.

In December 1997, the Company obtained a financing commitment for up to $29 million for the purpose of financing the land acquisition, construction and a portion of the working capital costs of the Bakersfield Heart Hospital. The interest rate will be at a fixed premium above LIBOR and the outstanding principal balance will be due and payable in full three years from closing of the note, if the Company's optional extension of one year is not exercised.

The Company expects that each of its Heart Hospitals will require working capital advances to fund a portion of the pre-opening costs and to fund the operations subsequent to opening in the initial start-up phase of the hospital. Substantial investments will be required during the development phase, and the Company expects operating losses and negative cash flow will be incurred during the initial months of operation of each Heart Hospital.

The Company anticipates financing its future operations through a combination of amounts available under the Revolver, financing from other real estate lenders and various equipment lenders, capital contributions by minority partners, cash reserves and operating cash flows. The Company believes the combination of these sources will be sufficient to meet the Company's currently anticipated Heart Hospital development, acquisition and working capital needs through fiscal year 1998. In addition, in order to provide funds necessary for the continued pursuit of its business strategy, the Company expects to incur, from time to time, additional indebtedness to banks and other financial institutions and to issue, in public or private transactions, equity and debt securities. The availability and terms of any such financing will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1        Note dated as of November 11, 1997 from Heart Hospital IV,
                   L.P. to HCPI Mortgage, Inc. in the amount of $35,100,000.
       10.2        Construction and Term Loan Agreement dated November 11, 1997 between Heart Hospital IV, L.P. and HCPI Mortgage, Inc.
       10.3        Unconditional and Continuing Limited Guaranty dated as of
                   November 11, 1997 by the Company in favor of HCPI Mortgage,
                   Inc.
       11          Statement re-computation of per share earnings
       27          Financial Data Schedule (EDGAR version only)

(b) Reports on Form 8-K filed during the three months ended December 31, 1997 are as follows:

           Date of Report                                     Items Reported

           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MEDCATH INCORPORATED


DATE                                 SIGNATURE AND TITLE


February 10, 1998                   /s/  Richard J. Post
                                    -----------------------
                                         Richard J. Post
                                         Chief Financial Officer, Secretary and
                                         Treasurer