Form 10-K/A
period 1997-09-30
MEDCATH INC
filed 1998-04-14
CIK 931782

FORM 10-K/A No. 2
                       Securities and Exchange Commission
                             Washington, D.C. 20549

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

         The aggregate market value of the Company's Common Stock (its only voting stock) held by non-affiliates of the Registrant, as of April 2, 1998, was $165,730,775.

         As of April 2, 1998, there were 11,670,401 shares of the Registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

                                      NONE

                              MedCath Incorporated
                           Index to Form 10-K/A No. 2
                      For the Year Ended September 30, 1997



Medcath Incorporated (the Company) hereby amends and restates the following Items of the Annual Report on Form 10K for the fiscal year ending September 30, 1997, to reflect the Company's adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."


                                                                                                 Page


Part II

         Item  6  - Selected Financial Data                                                        3

         Item  7  - Management's Discussion and Analysis of Financial Condition                    4
                       and Results of Operations

         Item  8  - Financial Statements and Supplementary Data                                   14


Part III

          Item 14 - Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K                                                                     36




                              MEDCATH INCORPORATED
                      SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data and other operating information of the Company for each of the five fiscal years ending September 30, 1997, which are derived from the consolidated financial statements of the Company. In April 1995, the Company acquired Healthtech Corporation in a transaction accounted for as a pooling-of-interests. Accordingly, the financial statements of the Company, and the selected financial data presented below, were restated to include the accounts and the results of operations of HealthTech Corporation. All information contained in the following table should be read in conjunction with the consolidated financial statements and notes of the Company included herein.





     INCOME STATEMENT DATA                                                       YEAR ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                1993           1994         1995 (2)        1996           1997
----------------------------------------------------------------------- -------------  ------------- -------------- --------------
Net revenue                                                   $ 17,635      $ 25,892       $ 40,106       $ 66,191      $ 110,910

Medical supplies, personnel and other operating expenses         9,113        13,239         23,586         43,502         73,109
Provision for doubtful accounts                                      -             -              -            735          2,083
Marketing, general and administrative expense                    2,601         3,492          4,438          5,408          7,037
                                                            ----------- -------------  ------------- -------------- --------------
                                                            ----------- -------------  ------------- -------------- --------------
EBITDA (1)                                                       5,921         9,161         12,082         16,546         28,681
Depreciation and amortization expense                            2,179         2,767          3,633          6,649         12,855
                                                            ----------- -------------  ------------- -------------- --------------
Income from operations                                           3,742         6,394          8,449          9,897         15,826
Interest expense, net                                           (1,235)       (1,632)            (8)          (523)        (3,018)
Minority interest in earnings of consolidated entities            (654)         (893)        (1,530)          (979)        (1,539)
Equity in net earnings of unconsolidated joint venture               -            93            117            104              -
                                                            ----------- -------------  ------------- -------------- --------------
Income before income taxes and extraordinary item                1,853         3,962          7,028          8,499         11,269
Provision for income taxes                                        (551)       (1,497)        (2,777)        (3,297)        (4,315)
                                                            ----------- -------------  ------------- -------------- --------------
Income before extraordinary item                                 1,302         2,465          4,251          5,202          6,954
Extraordinary loss                                                          -              -   (228)             -           (230)
                                                            ----------- -------------  ------------- -------------- --------------
Net income                                                     $ 1,302       $ 2,465        $ 4,023        $ 5,202        $ 6,724
                                                            =========== =============  ============= ============== ==============
Net income per weighted average share: (3)
     Income before extraordinary item                          $ 0.38        $ 0.73         $ 0.55          $ 0.53         $ 0.62
     Extraordinary loss                                             -             -          (0.03)              -          (0.02)
                                                            ----------- -------------  ------------- -------------- --------------
     Net income                                                $ 0.38        $ 0.73         $ 0.52         $ 0.53         $ 0.60
                                                            =========== =============  ============= ============== ==============

     Shares used in computation                                  3,388         3,395          7,760          9,875         11,149
                                                            =========== =============  ============= ============== ==============

Net income per share assuming dilution: (3)
     Income before extraordinary item                           $ 0.22        $ 0.42         $ 0.51         $ 0.51         $ 0.60
     Extraordinary loss                                             -             -           (0.03)            -           (0.02)
                                                            ----------- -------------  ------------- -------------- --------------
     Net income                                                 $ 0.22        $ 0.42         $ 0.48         $ 0.51         $ 0.58
                                                            =========== =============  ============= ============== ==============

     Shares used in computation                                  5,832         5,918          8,381         10,193         11,686
                                                            =========== =============  ============= ============== ==============

     BALANCE SHEET AND OTHER CASH FLOW DATA                                           SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                       1993           1994           1995          1996           1997
----------------------------------------------------------------------- -------------  ------------- -------------- --------------

Cash and short-term investments                                $ 3,452       $ 5,466       $ 18,525       $ 61,693       $ 42,951
Working capital                                                  2,186         2,893         17,240         64,816         47,498
Total assets                                                    23,034        37,905         78,372        181,681        259,008
Long-term debt and capital leases, excluding
     current maturities                                          5,810        13,198         15,734         45,896         98,863
Subordinated debt                                                3,766         3,842              -              -              -
Redeemable convertible preferred stock                           6,763         6,763              -              -              -
Shareholders' equity                                             1,479         4,256         50,494        120,245        127,137
Net cash provided by operating activities                        4,237         6,061          7,963          7,115         14,992

(1) EBITDA represents income from operations before depreciation, amortization, interest, minority interests, equity in income of unconsolidated subsidiaries and income taxes. While EBITDA should not be construed as a substitute for income from operations or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs.



(2) Includes the results of operations of PhysMed Management Services, Inc., which was acquired in a purchase business combination effective October 1, 1994. See Note 3 of Notes to Consolidated Financial Statements.


(3) The net income per share amounts have been restated to comply with Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS 128"). For further discussion of earnings per share and the impact of SFAS 128, see Note 16 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein. All references to 1995, 1996 and 1997 refer to the respective fiscal years ended September 30, 1995, 1996 and 1997.

Introduction and Business Strategy

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

     Key elements of the Company's strategy are to (i) focus exclusively on cardiology and cardiovascular services, (ii) develop and operate full-service heart hospitals, co-owned with leading local cardiac care physicians, that are designed to have a substantially lower cost structure than conventional acute care hospitals ("Heart Hospitals"), (iii) acquire and manage physician group practices which include cardiologists and cardiovascular and vascular surgeons with leading local market positions ("Managed Practices") and (iv) acquire, develop and operate fixed-site cardiac diagnostic and therapeutic facilities ("Fixed-Site Facilities") and mobile cardiac diagnostic centers ("Mobile Cath Labs") in selected markets. The Company believes that its strategy will enable it to respond proactively to the restructuring of the health care system away from traditional fee-for-service plans and towards managed care arrangements. With the lower cost structure of its integrated cardiac care delivery systems, the Company believes it will be well positioned in the markets it serves to capture a significant share of patients enrolled in HMOs and other managed care programs.

Hospital Division

     Since 1994, the Company has formed numerous ventures for the purpose of constructing and operating its specialty Heart Hospitals. The Company serves as manager and owns a majority interest (generally 51%) in these ventures represented by pro rata cash contributions from the Company ranging from $730,000 to $2.0 million. Other investors in the ventures include cardiologists and cardiovascular and vascular surgeons as well as other physicians who will practice at the hospital. Accordingly, these ventures are included in the Company's consolidated financial statements, and the ventures' profits and losses are allocated to its partners or members on a pro rata basis. However, if the cumulative losses of a venture exceed its initial capitalization, the Company, as the only general partner or managing member, is required to recognize 100% of the ventures' losses that otherwise would be allocated on a pro rata basis. The Company will continue to recognize 100% of the ventures' profits and losses to the extent it has previously recognized a disproportionate share of the ventures losses.

     As of September 30, 1997, the Company operated two Heart Hospitals; the McAllen Heart Hospital, located in McAllen, Texas, which opened in January 1996 and the Arkansas Heart Hospital, located in Little Rock, Arkansas, which opened in March 1997. Each is a licensed general acute-care hospital having from 60 to 84 beds, three to six cardiac catheterization labs and three surgery suites.

     The Company has five other Heart Hospitals in various stages of development. The Tucson Heart Hospital, located in Tucson, Arizona, opened in October 1997 and the Arizona Heart Hospital, located in

Phoenix, Arizona is expected to open in February 1998. In addition, the Company expects to open three additional hospitals in fiscal year 1999 located in Austin, Texas; Bakersfield, California and Dayton, Ohio. These five hospitals will each have from 48 to 66 beds, three or four cardiac catheterization labs and three surgery suites.

Practice Management and Diagnostics Divisions

     As of September 30, 1997, the Company managed three physician group practices comprised of 79 physicians under long-term management agreements. The Company provides most non-physician personnel required to operate the practices and performs the primary administrative and financial services. The Company does not enter into direct contracts with managed care companies as it pertains to these long-term management contracts with the physicians. The Company's risk associated with any managed care contracts entered into by the practices is limited to the Company's participation in the practices' net revenue or net income. The Company's fees for the services provided include reimbursement of operating expenses plus a percentage of the net revenue or operating income of the practices.

      In October 1997, the Company acquired a contract to manage a 17-cardiologist group practice, the Company's fourth Managed Practice, through the issuance of common stock valued at approximately $7 million.

      The Company currently operates 31 Mobile Cath Labs and Fixed-Site Facilities located throughout the United States, including two additional Fixed-Site Facilities that opened in 1997.

                              MedCath Incorporated

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


Results of Operations

      The following table sets forth the percentages of net revenue represented by certain items reflected in the Company's Consolidated Statements of Income.

                                                                                      Year Ended September 30,
                                                                        -----------------------------------------------------
                                                                              1995              1996              1997
                                                                              ----              ----              ----

Net Revenue:
   Diagnostics Division                                                       75.6%             51.5%             33.0%
   Practice Management Division                                               24.4              22.2              17.0
   Hospital Division                                                           -                26.3              49.6
   Other                                                                       -                 -                  .4
                                                                        ----------------- ----------------- -----------------
            Total Net Revenue                                                100.0%            100.0%            100.0%

Operating Expenses:
   Medical Supplies, Personnel & Other Operating Expenses                     58.8              65.7              65.9
   Depreciation and Amortization Expense                                       9.1              10.0              11.6
   Provision for Doubtful Accounts                                             -                 1.1               1.9
   Marketing, General and Administrative Expenses                             11.0               8.2               6.3
                                                                        ----------------- ----------------- -----------------
            Total Operating Expenses                                          78.9              85.0              85.7

                                                                        ----------------- ----------------- -----------------
Income From Operations                                                        21.1              15.0              14.3

Interest Expense, Net                                                          -                 (.8)             (2.7)
Minority Interest in Earnings of Consolidated Entities                        (3.8)             (1.5)             (1.4)
Equity in Earnings of Unconsolidated Subsidiaries                               .2                .2               -
                                                                        ----------------- ----------------- -----------------
Income Before Income Taxes and Extraordinary Item                             17.5              12.9              10.2
Provision for Income Taxes                                                    (6.9)             (5.0)             (3.9)
                                                                        ----------------- ----------------- -----------------
Income  Before Extraordinary Item                                             10.6               7.9               6.3
Extraordinary Loss on Early Extinguishment of Debt                             (.6)              -                 (.2)

                                                                        ----------------- ----------------- -----------------
Net Income                                                                    10.0%              7.9%              6.1%
                                                                        ================= ================= =================

1997 Compared to 1996

Net Revenue

     Consolidated net revenue increased 67.6% to $110.9 million in 1997 from $66.2 million in 1996. Of this $44.7 million increase, $37.6 million was attributable to increased net revenue in the Hospital Division, which more than tripled in 1997 to $55.0 million from $17.4 million in 1996. In March 1997, the Company opened its second Heart Hospital, the Arkansas Heart Hospital, which generated net revenue of $19.5 million and accounted for approximately 17.6% of the consolidated net revenue. Additionally, the McAllen Heart Hospital generated net revenue of $35.5 million in its first full year of operations, and accounted for 32.0% of the consolidated net revenue.

     Net revenue in the Practice Management Division increased 28.2% to $18.8 million in 1997 from $14.7 million in 1996 accounting for $4.1 million of the increase in consolidated net revenue. This increase was partially attributable to the October 1996 acquisition of a contract to manage Heart Clinic, P.A., ("Heart Clinic") and also to an increase in net revenue from existing contracts to manage the Arizona Medical Clinic ("AMC") and Mid-Atlantic Medical Specialists, Inc., ("Mid-Atlantic"). The total number of physicians under management in the Practice Management Division increased to 79 in 1997 compared with 66 in 1996.

     Net revenue in the Diagnostics Division increased 7.2% to $36.6 million in 1997 from $34.1 million in 1996 and accounted for $2.5 million of the total increase in net revenue. This increase was attributable primarily to revenue at two new Fixed-Site Facilities that opened in 1997. This increase in net revenue was partially offset by the scheduled July 1997 closing of the Fixed-Site Facility located in Tucson, Arizona.

Operating Expenses and Income from Operations

     Total operating expenses increased 68.9% to $95.1 million in 1997 from $56.3 million in 1996. The increase was attributable primarily to operating expenses at the Arkansas and McAllen Heart Hospitals and expenses incurred in managing physician practices in the Practice Management Division. Income from operations increased 59.9% to $15.8 million in 1997 from $9.9 million in 1996 due to an overall increase in consolidated net revenue. Operating margins decreased to 14.3% in 1997 from 15.0% in 1996. This decrease was primarily attributable to the substantial growth in the Hospital Division which operates at lower margins than those realized in the Company's other operating divisions and to a slight decrease in margins in the Diagnostics Division.


     Income from operations at the Hospital Division in 1997 was $5.3 million as compared to a loss from operations of $616,000 in 1996. EBITDA was approximately $13.0 million or 23.7% of hospital net revenue in 1997 as compared to $2.2 million, or 12.8% of hospital net revenue in 1996. The McAllen and Arkansas Heart Hospitals both had positive operating income during 1997. The Arkansas Heart Hospital experienced operating profits before interest and minority interest beginning in April 1997, its second month of operations. Although the Arkansas Heart Hospital had operating income in 1997, the Company expects each of its future Heart Hospitals in development will experience operating losses in the first six to nine months of operations, but also expects they will generate positive EBITDA margins during this period. In 1997, the Hospital Division's total operating loss after interest and minority interest was approximately $.07 per share, as compared to $.16 per share in 1996.


     Income from operations in the Practice Management Division increased 48.2% to $2.2 million in 1997 from $1.5 million in 1996. The increase is attributable primarily to income from the contract to manage Heart Clinic, which was acquired in October 1996, and increased operating income from managing Mid Atlantic, which was acquired in February 1996. Operating margins in the Practice Management Division increased to 11.8% in 1997 from 10.2% in 1996, primarily due to the structure of the contract to manage Heart Clinic.

     Income from operations in the Diagnostics Division was $13.0 million in both 1997 and 1996. Operating margins in the Diagnostics Division decreased to 35.4% in 1997 from 37.5% in 1996 and EBITDA margins were 47.6% in both 1996 and 1997. The decrease in operating margins is due to additional depreciation expense incurred on capital expenditures made for new equipment for several mobile cath labs.

     Marketing, general and administrative expenses in 1997 increased 30.1% over 1996 primarily as a result of the Company's continued investment in corporate infrastructure to accommodate growth. In 1997, the Company continued to add personnel to the Human Resources and Information Systems department, as well as additional finance and development personnel. The remainder of the increase was attributable to increased professional fees associated with pursuing business development opportunities, the addition of administrative and accounting personnel to support growth and increases in salaries. As a percentage of consolidated net revenue, marketing, general and administrative expenses decreased to 6.3% in 1997 from 8.2% in 1996, demonstrating the Company's ability to continue growth without a corresponding increase in additional administrative costs.
                                       5

Interest Expense and Interest Income

     Interest expense in 1997 increased $3.1 million over 1996 primarily as the result of interest incurred on borrowings at the Arkansas and McAllen Heart Hospitals. Substantially all of the property, plant and equipment at the hospitals was financed using borrowings that bear interest at rates ranging from 8.50% to 11.54%. Consolidated long-term debt and capital leases increased to $105.0 million in 1997 from $48.2 million in 1996 primarily due to borrowings in the Hospital Division. Interest income increased $634,000 in 1997 compared with 1996 due to investment income earned on an increase in average short-term investment balances.

1996 Compared to 1995

Net Revenue

     Consolidated net revenue increased 65.0% to $66.2 million in 1996 from $40.1 million in 1995. Of this $26.1 million increase, $17.4 million was attributable to net revenue at the McAllen Heart Hospital.

     In January 1996, the Company opened its first Heart Hospital, the McAllen Heart Hospital, located in McAllen, Texas. The hospital generated net revenue of $17.4 million and accounted for approximately 26% of the consolidated net revenue. Operating expenses incurred at the McAllen Heart Hospital accounted for a majority of the increase in consolidated operating expenses from 1995. Loss from operations in 1996, before interest and minority interest, was approximately $616,000. Although the hospital experienced operating losses, EBITDA at the hospital was approximately $2.2 million, or 12.8% of net revenue. In 1996, the McAllen Heart Hospital's total operating loss after interest and minority interest was approximately $.16 per share. Included in this total operating loss was approximately $.05 per share which represented the required recognition of a disproportionate share of the hospital's losses because the cumulative losses of the hospital exceeded its initial capitalization.

     Net revenue in the Practice Management Division increased 50.1% to $14.7 million in 1996 from $9.8 million in 1995 accounting for $4.9 million of the increase in consolidated net revenue. This increase was attributable to the acquisition in February 1996 of a contract to manage Mid-Atlantic and also to an increase in net revenue from the existing contract to manage AMC. The total number of physicians under management in the Practice Management Division increased to 66 in 1996 compared with 51 in 1995.

     Net revenue in the Diagnostics Division increased 12.5% to $34.1 million in 1996 from $30.3 million in 1995 and accounted for $3.8 million of the increase in consolidated net revenue. This was the result of higher procedure volumes performed at the Fixed-Site Facilities and Mobile Cath Labs as well as the addition of several new hospital contracts on several Mobile Cath Labs. The number of Fixed-Site Facilities and Mobile Cath Labs operated by the Company increased to 29 in 1996 compared with 28 in 1995.

Operating Expenses and Income from Operations

     Consolidated operating expenses increased 77.8% to $56.3 million in 1996 from $31.7 million in 1995. The increase was attributable primarily to operating expenses at the McAllen Heart Hospital and expenses incurred in managing Mid-Atlantic. Income from operations increased 17.1% to $9.9 million in 1996 from $8.4 million in 1995. Operating margins decreased to 15% in 1996 from 21.1% in 1995 and was attributable to the operating losses experienced at the McAllen Heart Hospital during the first nine months of operations.

     Income from operations in the Practice Management Division increased 49.5% to $1.5 million in 1996 from $1.0 million in 1995. The increase is attributable to income from managing Mid-Atlantic and increased operating income from managing AMC. Operating margins in the Practice Management Division were 10.2% in both 1996 and 1995.

     Income from operations in the Diagnostics Division increased 22.2% to $13.0 million in 1996 from $10.6 million in 1995. The increase is due primarily to increased procedure volumes in the Mobile Cath Labs and Fixed-Site Facilities managed by the Company in both years. Operating margins in the Diagnostics Division improved to 37.5% in 1996 from 34.7% in 1995 and EBITDA margins improved to 47.6% in 1996 from 45.8% in 1995. This overall improvement in margins was due to continuing efficiencies in operating Mobile Cath Labs resulting from the April 1995 acquisition of HealthTech.

     Marketing, general and administrative expenses in 1996 increased 21.9% over 1995 primarily as a result of the Company's continued investment in corporate infrastructure to accommodate growth. In 1996, the Company added both a Human Resources and an Information Systems department, as well as additional finance and development personnel. The remainder of the increase was attributable to increased professional fees associated with pursuing business development opportunities, the addition of administrative and accounting personnel to support growth and increases in salaries.

Interest Expense and Interest Income

     Interest expense in 1996 increased $1.2 million over 1995 primarily as the result of interest incurred on borrowings at the McAllen Heart Hospital. Substantially all of the property, plant and equipment at the hospital was financed using borrowings that bear interest at rates ranging from 8.54% to 10.19%. The increase in interest expense at the McAllen Heart Hospital was offset partially by a reduction in interest expense on capital leases and corporate borrowings due to the retirement of these obligations using a portion of the proceeds from a public offering of common stock in April 1996. Interest income increased $636,000 in 1996 compared with 1995 due to additional investment income earned on the remaining proceeds.

Liquidity and Capital Resources

     Operating Cash Flows

     Net cash provided by operating activities was $8.0 million, $7.1 million and $15.0 million in 1995, 1996 and 1997, respectively. Accounts receivable increased $12.0 million in 1997, due primarily to operations at the Arkansas and McAllen Heart Hospitals. At September 30, 1997, the Company had working capital of $47.5 million, including $43.0 million of cash and short-term investments and $22.4 million of accounts receivable.

     Investing Cash Flows

     The Company used $31.3 million, $98.7 million, and $55.0 million in investing activities in 1995, 1996 and 1997, respectively. In 1995, the Company used $15.2 million for construction and start-up costs related to the McAllen Heart Hospital, purchased $9.7 million of short-term investments and used $6.4 million to expand the Practice Management and Diagnostics Divisions through capital expenditures, additional investments and working capital advances.

     In 1996, the Company used $17.0 million, $21.7 million and $5.1 million in the McAllen, Arkansas and Tucson Heart Hospitals, respectively, in 1996 for land and equipment acquisitions, construction costs incurred and start-up and other development costs incurred prior to opening the hospitals. The remaining investing activities consisted of $9.9 million to further expand the Company's Practice Management and

Diagnostics Divisions and $45.0 million to purchase short-term investments using the remaining proceeds of a public offering of common stock in April 1996.

     In 1997, the Company invested $80.6 million in the Hospital Division, primarily at the Arkansas, Tucson, and Arizona Heart Hospitals for land acquisition, construction costs, equipment purchases and pre-opening and other development costs. The remaining investing activities consisted of $5.7 million used to further expand the Company's Practice Management and Diagnostics Divisions. A significant portion of these investing activities was provided for by the Company's sale of short-term investments totaling $31.3 million.

     Financing Cash Flows

     In 1995, the Company issued 2.3 million shares of common stock through its initial public offering and used the proceeds of approximately $28.9 million to retire existing debt and to fund a portion of the development and construction costs of the McAllen Heart Hospital. In addition, the Company used proceeds of the long-term borrowings to fund a portion of the land acquisition and construction costs of the McAllen Heart Hospital.

     In 1996, the Company issued 2.3 million shares of common stock through a public offering and used a portion of the net proceeds of approximately $62.5 million to retire existing debt and obligations under capital leases. The remaining proceeds have been and will be used to fund (i) a portion of the construction and pre-opening expenses of Heart Hospitals and Fixed-Site Facilities, (ii) potential future acquisitions, (iii) working capital and (iv) general corporate purposes.

     In July 1997, the Company terminated its existing revolving credit facility and entered into a $20 million, unsecured revolving credit facility (the "Revolver") with a bank, the proceeds of which are to be used for general corporate purposes. The Revolver matures on July 28, 1999. Borrowings under the Revolver bear interest at variable rates based, at the Company's option, on the bank's base rate plus 1/2% or the London Interbank Offered Rate ("LIBOR") plus 1 1/2%. Amounts available under the Revolver are subject to a borrowing base which includes, as its primary component, a percentage of the Company's eligible accounts receivable. Under this borrowing base, at September 30, 1997, there was approximately $18 million available under the Revolver. The Company has no outstanding balance.

     The Company entered into mortgage loans with real estate investment trusts ("REITs") from 1994 to 1996 for the purpose of financing the land acquisition and construction costs of the McAllen, Arkansas and Tucson Heart Hospitals (collectively the "REIT Loans"). The interest rates are based on a fixed premium above the seven-year treasury note rate and the principal and interest is payable monthly over a seven year term using extended period amortization schedules. As of September 30, 1997, the interest rates on the REIT Loans ranged from 9.50% to 11.54%.

     In July 1997, the Company obtained a financing commitment from a REIT for up to $35 million for the purpose of financing the land acquisition and construction costs of the Heart Hospital of Austin. The interest rate is based on a fixed premium above the seven-year treasury note rate and the principal and interest is payable monthly over a seven year term using an extended period amortization schedule. The Company completed the transaction in November 1997.

     In August 1997, the Company entered into a mortgage loan with a bank for the purpose of financing a portion of the land acquisition and construction costs of the Arizona Heart Hospital (the "Phoenix Loan"). Borrowings of up to $28 million are available and the term is for three years, subject to extension for an additional year, at the option of the Company. Principle and interest are payable monthly beginning in the third year using an extended period amortization schedule. The interest rate on the Phoenix Loan is based on a premium above LIBOR. As of September 30, 1997, the rate was 8.50%, and the outstanding balance was $11 million.

     The Company has acquired substantially all of the medical and other equipment for the McAllen, Arkansas and Tucson Heart Hospitals under installment notes payable to equipment lenders secured by the related equipment. Amounts borrowed under these notes are payable in monthly installments of principal and interest over five to seven year terms. Interest is at fixed rates ranging from 8.50% to 10.75%.

     The Company anticipates that the cost of its Heart Hospitals currently under development will range from $32 to $52 million, and will be financed through a combination of (i) REIT financing, (ii) bank financing, (iii) notes payable to various equipment lenders and (iv) available cash reserves.

     In October 1996, the Company entered into a 40-year contract to manage Heart Clinic, a multi-physician cardiologist group located in McAllen, Texas. Total consideration given in connection with the acquisition of the management contract was approximately $6.4 million (subject to increase if certain base performance levels are exceeded by the physicians) and consisted of fixed and contingent promissory notes that are partially convertible into shares of the Company's common stock.

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

General Trends and Business Outlook

     Revenue trends

     Future trends for revenue and profitability are difficult to predict; however, the Company believes that there will be continuing pressure to reduce costs and develop integrated healthcare delivery systems with geographically concentrated service capabilities. The largest disease category is cardiovascular disease which, according to the American Heart Association, is estimated to account for approximately $158 billion in total medical treatment costs in 1997. The Company believes that the demand for cardiology and cardiovascular services will increase in the future as people age 55 and older, the primary users of such services, represent a growing proportion of the total population. By focusing on cardiovascular disease, through the operation of Heart Hospitals, Fixed-Site Facilities, Mobile Cath Labs and Managed Practices, the Company believes it is well positioned to adapt to these demands by providing fully-integrated cost effective networks focused on cardiovascular disease.

     The Company expects each of its future Heart Hospitals will experience negative cash flow during the development phase, and operating losses in the first six to nine months of operations. Some Heart Hospitals are expected to become profitable faster than others, however, the Company expects each will generate positive EBITDA margins during this period.

     Health care reform

     In recent years, there have been intense national, state and private industry efforts to reform the healthcare delivery and payment systems and as such, the healthcare industry faces increased uncertainty. While the Company is unable to predict which, if any, proposals for healthcare reform will be adopted, it continues to monitor their progress and analyze their potential impacts in order to formulate its future business strategies.

     Seasonality

     The Company's business experiences some degree of seasonality due to the location of significant operations. Several of the Company's Fixed-Site Facilities and Managed Practices, as well as the McAllen Heart Hospital, are located in regions subject to seasonal population shifts to and from warmer climates. In addition, because patients and physicians have some discretion in scheduling elective diagnostic or therapeutic procedures, volumes are generally affected by vacation schedules of both the patients and the physicians. Consequently, the Company's third and fourth fiscal quarter procedure volumes and net revenues tend to be lower at these facilities.

     Technological advances

     The market for cardiovascular care is rapidly growing and subject to rapid technological change. As pressures from third party payors to contain costs continue, technological advances in the delivery of cardiac care will impact the Company's strategy. The Company believes that cash flows generated by the Company's operations together with borrowings available under the Revolver and other third party financing sources will be sufficient to meet the Company's cash needs to adapt to any major technological changes.

     In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on issue 96-14, Accounting for the Costs Associated with Modifying Computer Software for the Year 2000, which provides that costs associated with modifying computer software for the year 2000 be expensed as incurred. The Company is assessing the extent of the necessary modifications to its computer software.

     Inflation

     The healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are supply costs which tend to escalate as vendors pass on the rising costs through price increases. There can be no assurance that the Company will not be affected by inflation in the future. Management believes that by adhering to cost containment policies, labor management, and reasonable price increases, the effects of inflation, which has not had a material impact on the results of operations during the last three years, on future operating margins should be manageable.

       Newly Issued Accounting Standards

     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued and will be adopted by the Company on October 1, 1998. SFAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported include segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. SFAS 131 also requires information about products and services, geographic areas of operation, and major customers. The Company has not completed its analysis of the effect of adoption on its financial statement disclosure, however, the adoption of SFAS 131 will not effect results of operations or financial position.

     In November 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on issue 97-2, Consolidation of Physicians' Practice Entities. This pronouncement provides guidance on the issue of consolidating a physician practice if an owning member meets all of several criteria concerning control over the physician practice and a financial interest in the physician practice. The consensus requires that it be applied to existing investments no later than for financial statements issued for fiscal years ending after December 15, 1998. The Company is currently assessing the impact of the issue on its financial statements.

     In December 1997, the Accounting Standards Executive Committee cleared its Statement of Position (the "SOP"), Reporting on the Costs of Start-Up Activities. The SOP is effective for most entities for fiscal years beginning after December 15, 1998. The SOP will require entities to charge to expense start-up costs, including organizational costs, as incurred. In addition, the SOP will require most entities upon adoption to write-off as a cumulative change in accounting principle any previously capitalized start-up or organizational costs. When adopted, this SOP will require the Company to change its accounting method for these costs.

     Other

     Statements contained herein which are not historical facts may be considered forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include construction and development risks associated with heart hospitals, including without limitation, unanticipated delays in construction and licensing; increased construction costs; operating losses and negative cash flows during the initial operation of heart hospitals continuing longer than anticipated; dependence on physician relationships; increased competition from existing hospitals in the marketplace; dependence on the availability and terms of long-term management contracts; fluctuations in quarterly operating results from seasonality, population shifts and other factors; dependence on key management; as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplemental Data

                         Report of Independent Auditors

The Board of Directors and Shareholders
MedCath Incorporated



We have audited the accompanying consolidated balance sheets of MedCath Incorporated as of September 30, 1996 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedCath Incorporated at September 30, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole present fairly, in all material respects, the information set forth herein.



                                                          ERNST & YOUNG LLP


Charlotte, North Carolina
November 7, 1997, except for
Note 16, as to which the date
is April 9, 1998.

                              MedCath Incorporated
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)


                                                                                   Year Ended September 30,
                                                                         -------------------------------------
                                                                           1995            1996         1997
                                                                         -------------------------------------

Net revenue                                                              $ 40,106        $ 66,191    $ 110,910

Operating expenses:

      Medical supplies and other                                          14,611          25,192       43,123
      Personnel costs                                                      8,975          18,310       29,986
      Depreciation                                                         2,886           4,543        8,385
      Amortization                                                           747           2,106        4,470
      Provision for doubtful accounts                                          -             735        2,083
      Marketing, general and administrative                                4,438           5,408        7,037
                                                                         -------------------------------------
           Total operating expenses                                       31,657          56,294       95,084
                                                                         -------------------------------------

Income from operations                                                     8,449           9,897       15,826
Interest expense                                                            (956)         (2,107)      (5,236)
Interest income                                                              948           1,584        2,218
Minority interest in earnings of consolidated entities                    (1,530)           (979)      (1,539)
Equity in net earnings of unconsolidated joint venture                       117             104            -
                                                                         -------------------------------------
Income before income taxes and extraordinary item                          7,028           8,499       11,269
Provision for income taxes                                                (2,777)         (3,297)      (4,315)
                                                                         -------------------------------------
Income before extraordinary item                                           4,251           5,202        6,954
Extraordinary loss on early extinguishment of debt (net of tax)             (228)              -         (230)
                                                                         -------------------------------------
Net income                                                               $ 4,023         $ 5,202      $ 6,724
                                                                         =====================================

Net income per weighted average share:

      Income before extraordinary item                                    $ 0.55          $ 0.53       $ 0.62
      Extraordinary loss                                                   (0.03)           -           (0.02)
                                                                         -------------------------------------
      Net income                                                         $  0.52          $ 0.53       $ 0.60
                                                                         =====================================

Net income per share assuming dilution:

      Income before extraordinary item                                   $  0.51          $ 0.51      $ 0.60
      Extraordinary loss                                                   (0.03)           -          (0.02)
                                                                         -------------------------------------
      Net Income                                                         $  0.48          $ 0.51       $0.58
                                                                         =======          ======       =====




See accompanying notes.

                              MedCath Incorporated
                           Consolidated Balance Sheets
                    (Dollars in thousands, except par value)


                                                                                As of September 30,
                                                                                -------------------
                                                                                    1996       1997
                                                                                --------   --------

ASSETS
Current assets:
     Cash and cash equivalents                                                  $  5,026   $ 17,607
     Short-term investments                                                       56,667     25,344
     Accounts receivable, net of allowance of $417 and $1,489
          in 1996 and 1997, respectively                                          10,402     22,360
     Medical supplies                                                              1,549      3,168
     Prepaid expenses and other current assets                                       610        668
                                                                                --------   --------
          Total current assets                                                    74,254     69,147

Property, plant and equipment, net of accumulated depreciation                    72,304    139,185

Other assets                                                                       1,910      2,470

Organization and start-up costs, net of accumulated amortization of
     $1,470 and $4,881 in 1996 and 1997, respectively                              7,628     13,737

Advances to physician groups                                                       6,363      8,194

Intangible assets, net of accumulated amortization of $1,781 and
     $2,308 in 1996 and 1997, respectively                                        19,222     26,275
                                                                                --------   --------

Total assets                                                                    $181,681   $259,008
                                                                                ========   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $  2,861   $  4,818
     Distribution payable to minority interests                                      629      1,081
     Accrued liabilities                                                           3,624      9,648
     Current portion of long-term debt                                             1,931      5,503
     Current portion of obligations under capital leases                             393        599
                                                                                --------   --------
          Total current liabilities                                                9,438     21,649

Deferred income taxes                                                              2,625      3,731

Long-term debt                                                                    43,842     96,703
Obligations under capital leases                                                   2,054      2,160

                                                                                --------   --------
Total liabilities                                                                 57,959    124,243

Minority interests in equity of consolidated entities                              3,477      7,628

Shareholders' equity:
     Common stock, $.01 par value, 20,000,000 shares authorized, and 11,121,326 and 11,168,603 shares issued and outstanding
          at September 30, 1996 and 1997, respectively                               111        112
     Paid-in capital                                                             108,898    109,065
     Retained earnings                                                            11,236     17,960
                                                                                --------   --------
Total shareholders' equity                                                       120,245    127,137
                                                                                --------   --------

Total liabilities, minority interests and shareholders' equity                  $181,681   $259,008
                                                                                ========   ========


See accompanying notes.

                              MedCath Incorporated
                 Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)


                                                                   Common Stock
                                                              ------------------------
                                                                 Shares        Par        Paid- in       Retained
                                                                (000's)       Value        Capital       Earnings         Total
                                                              --------------------------------------------------------------------
Balance at September 30, 1994                                    3,395         $ 34        $ 1,177        $ 3,046         $ 4,257
  Net income                                                                      -              -          4,023           4,023
  Issuance of Common Stock                                         650            6          6,994              -           7,000
  Issuance of Common Stock                                       2,300           23         28,904              -          28,927
  Conversion of  redeemable convertible preferred stock          2,288           23          6,740              -           6,763
  Exercise of stock options                                         52            1            188              -             189
  Equity distribution of pooled entity                                            -              -           (318)           (318)
  Pro forma tax provision of pooled entity                                        -              -            212             212
  Adjustments to conform fiscal year end and
    accounting policies of pooled entity                                          -              -           (558)           (558)
  Transfer of undistributed S Corporation earnings
    of pooled entity to paid-in capital                                           -            371           (371)              -
                                                              --------------------------------------------------------------------
Balance at September 30, 1995                                    8,685           87         44,374          6,034          50,495
  Net income                                                                      -              -          5,202           5,202
  Issuance of Common Stock                                          96            1          1,899              -           1,900
  Issuance of Common Stock                                       2,300           23         62,467              -          62,490
  Exercise of stock options                                         41            -            158              -             158
                                                              --------------------------------------------------------------------
Balance at September 30, 1996                                   11,122          111        108,898         11,236         120,245
  Net income                                                                      -              -          6,724           6,724
  Exercise of stock options                                         47            1            167              -             168
                                                              --------------------------------------------------------------------
Balance at September 30, 1997                                       11,169    $ 112      $ 109,065       $ 17,960       $ 127,137
                                                              ====================================================================


See accompanying notes.

                              MedCath Incorporated
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                    Year Ended September 30,
                                                                                --------------------------------
                                                                                  1995        1996        1997
                                                                                --------    --------    --------
Operating activities
Income before extraordinary item                                                $  4,251    $  5,202    $  6,954
Adjustments to reconcile income before extrordinary item to
        net cash provided by operating activities:
        Depreciation and amortization                                              3,732       6,771      12,892
        Equity in net earnings of unconsolidated joint venture                      (117)       (104)       --
        Minority interest                                                           --          (765)       (765)
        Deferred income taxes                                                        483         327       1,107
        Current tax benefit of extraordinary loss                                    140        --           143
        Pro forma tax provision of pooled entity                                     212        --          --
        (Increase) decrease in current assets:
               Accounts receivable                                                (1,281)     (5,530)    (11,943)
               Medical supplies                                                      126      (1,137)     (1,619)
               Prepaid expenses and other current assets                             150        (366)         (5)
        Increase (decrease) in current liabilities:
               Accounts payable                                                      274       1,897       1,919
               Distribution payable to minority interest                             471        (182)        452
               Accrued liabilities                                                  (301)      1,067       5,962
        Other                                                                       (177)        (65)       (105)
                                                                                --------    --------    --------
Net cash provided by operating activities                                          7,963       7,115      14,992

Investing activities
Purchases of property, plant and equipment                                       (16,233)    (44,978)    (75,452)
Proceeds from sale of assets                                                         353         804         542
Organization and Start-up costs                                                   (2,368)     (6,562)     (9,598)
Advances to physician groups                                                      (2,693)     (3,456)     (2,624)
Repayments of advances to physician groups                                          --           463         793
Net (purchases) sales of short-term investments                                   (9,703)    (44,964)     31,323
Acquisition of management contracts                                                 (655)       --          --
                                                                                --------    --------    --------
Net cash used in investing activities                                            (31,299)    (98,693)    (55,016)

Financing activities
Proceeds from issuance of long-term debt                                          11,824      38,181      53,718
Repayments of long-term debt                                                      (9,915)     (6,252)     (4,646)
Repayments of obligations under capital leases                                    (1,876)     (4,194)       (530)
Proceeds from issuance of common stock                                            29,116      62,648         168
Investments by minority partners                                                   2,445         376       4,916
Payment of loan acquisition costs and deferred loan fees                            (472)       (977)     (1,021)
Repayments of subordinated debt                                                   (4,225)       --          --
Distributions to shareholders of pooled entity                                      (318)       --          --
Distributions to minority partners                                                   (83)       --          --
                                                                                --------    --------    --------
Net cash provided by financing activities                                         26,496      89,782      52,605
                                                                                --------    --------    --------
Net increase (decrease) in cash and equivalents                                    3,160      (1,796)     12,581
Adjustment for the effect on cash flows of pooled
        entity's different fiscal year                                               196        --          --
Cash and cash equivalents, beginning of year                                       3,466       6,822       5,026
                                                                                --------    --------    --------
Cash and cash equivalents, end of year                                          $  6,822    $  5,026    $ 17,607
                                                                                ========    ========    ========


See accompanying notes.

                              MedCath Incorporated
                   Notes to Consolidated Financial Statements


1. Organization

MedCath Incorporated ("MedCath" or the "Company") provides cardiology and cardiovascular services through the development, operation and management of heart hospitals and other specialized cardiac care facilities and provides physician practice management services. The Company affiliates with leading cardiologists and cardiovascular and vascular surgeons in targeted geographic markets in the U.S. and provides state-of-the-art facilities, financial resources and management services. The Company's strategy is to establish and maintain localized, fully-integrated networks to provide comprehensive diagnostic and therapeutic cardiac care services. Key elements of the Company's strategy are to (i) focus exclusively on cardiology and cardiovascular services,
(ii) develop and operate full-service heart hospitals, co-owned with leading local cardiac care physicians, that are designed to have a substantially lower cost structure than conventional acute care hospitals ("Heart Hospitals"), (iii) acquire and manage physician group practices which include cardiologists and cardiovascular surgeons with leading local market positions ("Managed Practices") and (iv) acquire, develop and operate fixed-site cardiac diagnostic and therapeutic facilities ("Fixed-Site Facilities") and mobile cardiac diagnostic centers ("Mobile Cath Labs") in selected markets.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 50% or greater owned subsidiaries which the Company controls. All intercompany accounts and transactions have been eliminated in consolidation.

Investments in unconsolidated affiliates in which the Company owns 20% or more are accounted for using the equity method of accounting and other investments are stated at cost.

Cash and Cash Equivalents

The Company considers investments in highly liquid instruments with maturities of three months or less to be cash equivalents.

Short-Term Investments

Short-term investments are recorded at fair value and consist of investments in pooled investment accounts, managed by financial institutions, which invest primarily in government-backed debt securities. On October 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). In accordance with the provisions of SFAS 115, such securities would be classified as "available for sale" and, accordingly, would be reflected at estimated market value, with a corresponding adjustment to stockholders' equity. The difference between the estimated market value and cost for these securities at September 30, 1995, 1996 and 1997, was not significant.

Medical Supplies

Medical supplies consist primarily of laboratory and surgical supplies, contrast media and catheters and are stated at the lower of first-in, first-out (FIFO) cost or market.

                              MedCath Incorporated
             Notes to Consolidated Financial Statements (continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided for on the straight-line method over estimated useful lives of three to nine years for equipment and forty years for buildings and improvements.

Interest expense incurred in connection with the construction of Heart Hospitals is capitalized as part of the cost of the building until the facility is operational, at which time depreciation begins using the straight-line method over the life of the building.

Other Assets

Other assets consist primarily of the costs associated with obtaining long-term financing, net of accumulated amortization, and are amortized to interest expense over the life of the related debt agreements.

Organization and Start-Up Costs

Organization costs are amortized using the straight-line method over five years. Start-up costs incurred prior to the opening of Heart Hospitals and other new facilities are capitalized and amortized using the straight-line method over two to three years beginning with the commencement of operations.

Advances to Physician Groups

Advances to physician groups consist of working capital advances made to unconsolidated physician groups managed by the Company in accordance with the terms of the related management agreements.

Intangible Assets

Intangible assets consist of amounts paid to acquire certain contracts to manage Fixed-Site Facilities and Managed Practices, the value assigned to a Certificate of Need ("CON") exemption and the excess of cost of acquired assets over fair value ("goodwill"). Amortization is provided for using the straight-line method. Intangible assets relating to management contracts are amortized over the terms of the respective contracts, which range from 30 to 40 years, the CON exemption is amortized over eight years, and goodwill is amortized over 40 years. The carrying value of intangible assets is reviewed if the facts and circumstances suggest that the asset may be impaired. If this review indicates that the value of the intangible asset will not be recoverable, as determined based on the undiscounted cash flows of the entity or management agreement acquired over the remaining amortization period, the Company's carrying value of the intangible asset is reduced by the estimated shortfall of cash flows. In addition, the Company assesses long-lived assets for impairment under Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Under those rules, intangibles associated with assets acquired in a purchase business combination are included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

Income Taxes

Deferred income taxes are provided for under the liability method based on temporary differences that arise due to differences between tax bases of assets or liabilities and their reported amounts in the financial statements.

Revenue Recognition

The Company's Mobile Cath Labs, Fixed-Site Facilities and Managed Practices operate under various fixed-price and cost-reimbursement-plus-fee contracts. Revenue on fixed-price contracts is recognized as services are rendered based on contracted rates. Revenue on cost-reimbursement-plus-fee contracts is recognized on the basis of costs incurred during the period plus the fee earned. The Company's fees for the services provided to Managed Practices include a percentage of the net revenue or operating income of the practice. The Company's risk associated with any managed care contracts entered into by the practices is limited to the Company's participation in the practices' net revenue or net income.

The Company's Heart Hospitals have agreements with third party payors that provide for payments to the hospitals at amounts different from their established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, and discounted charges. Net revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others as services are rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period that the related services are rendered and adjusted in future periods as final settlements are determined. In 1996 and 1997, net revenue from Medicare and Medicaid patients represented approximately 19% and 36% of consolidated net revenue, respectively.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and it is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Net Income Per Share


In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.



Newly Issued Accounting Standards


In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued and will be adopted by the Company on October 1, 1998. SFAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice.

Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported include segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. SFAS 131 also requires information about products and services, geographic areas of operation, and major customers. The Company has not completed its analysis of the effect of adoption on its financial statement disclosure, however, the adoption of SFAS 131 will not effect results of operations or financial position.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 1997 presentation.

3. Business Combinations

In October 1994, the Company acquired all the outstanding stock of PhysMed Management Services Inc. ("PhysMed"), a newly formed management services organization, in exchange for 650,424 shares of the Company's common stock valued at approximately $7 million. PhysMed has a 40-year contract to manage Arizona Medical Clinic ("AMC"), a multi-physician practice which includes several cardiologists serving the Sun City, Arizona area. Under the terms of the management contract, the Company's fees include reimbursement of expenses plus a percentage of the net revenue of AMC.

This acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in the consolidated financial statements since the acquisition date.

In April 1995, the Company acquired all of the outstanding shares of HealthTech Corporation ("HealthTech"), which operated ten Mobile Cath Labs, in exchange for 1 million shares of the Company's common stock in a transaction accounted for as a pooling-of-interests.

Net revenue, net income and net income per share for the Company and HealthTech for the period presented prior to the pooling are as follows (in thousands, except per share data):


                                                Six Months Ended March 31, 1995
                                                --------------------------------
                                                          (unaudited)
 Net revenue:
    MedCath                                                 $  16,076
    HealthTech                                                  3,980
                                                --------------------------------
    Combined                                                   20,056
                                                ================================

 Net income:
    MedCath                                                $    1,494
    HealthTech                                                    555
    Pro forma tax provisions                                     (211)
                                                --------------------------------
    Combined                                                    1,838
                                                ================================

 Combined per weighted average
    share data assuming dilution:
    Income before extraordinary item                         $  0.26
                                                ================================
    Net Income                                               $  0.23
                                                ================================


Prior to the pooling, HealthTech was an S Corporation and was therefore not subject to U.S. Federal and State income taxes. A pro forma income tax provision is reflected to provide for additional federal and state income taxes which would have been incurred had HealthTech been taxed as a C Corporation. An adjustment to retained earnings of $300,000 was recorded in 1995 to conform accounting policies by recording deferred taxes upon HealthTech's termination of S Corporation status.

Costs and other expenses related to the pooling amounting to approximately $315,000 were charged to expense and decreased net income and net income per share for the year ended September 30, 1995, by approximately $190,000 and $.02, respectively.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

                                                 September 30,
                                        ----------------------------------------
                                             1996                     1997
                                        ----------------------------------------
Land                                      $     8,057             $    16,237
Building                                       15,733                  42,528
Medical  equipment                             39,233                  66,972
Equipment  held under capital leases            2,447                   1,284
Office equipment                                1,759                   4,754
Construction in progress                       17,072                  27,352
                                        ----------------------------------------
                                               84,301                 159,127
Less accumulated depreciation                 (11,997)                (19,942)
                                        ----------------------------------------
                                           $   72,304              $  139,185
                                        ========================================

Substantially all of the Company's property, plant and equipment is pledged as collateral for various long-term obligations as described in Note 6.

Effective May 1, 1995, the Company changed its estimate of the remaining useful lives of certain lab and x-ray equipment acquired through the pooling-of-interests with HeathTech from five years to nine years. The Company believes this change better reflects the actual economic life of the assets, conforms to American Hospital Association guideline lives for these assets and is consistent with the lives used for similar equipment by the Company. This change in estimate increased income before extraordinary item and net income for the year ended September 30, 1995 by approximately $182,000 ($.02 per share).


 5. Supplementary Information

Accounts Receivable

Accounts receivable, net consisted of the following (in thousands):

                                                                                        September 30,
                                                                            ---------------------------------------
                                                                                 1996                    1997
                                                                            ---------------------------------------
Receivables, principally from billings to hospitals for various
  cardiology procedures                                                         $ 2,272                 $ 2,896
Receivables, principally from patients and third party payors                     4,983                  14,130
Amounts under management contracts                                                1,870                   3,283
Other                                                                             1,277                   2,051
                                                                            ---------------------------------------
                                                                                $10,402                 $22,360
                                                                            =======================================

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

                                                                                        September 30,
                                                                            ---------------------------------------
                                                                                 1996                    1997
                                                                            ---------------------------------------

Compensation and other payroll related benefits                                 $ 2,514                 $ 3,448
Vendor accruals                                                                     343                   1,915
Property taxes                                                                      206                     773
Other                                                                               561                   3,512
                                                                            ---------------------------------------
                                                                                $ 3,624                 $ 9,648
                                                                            =======================================

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

                                                                                        September 30,
                                                                            ---------------------------------------
                                                                                 1996                    1997
                                                                            ---------------------------------------
  The REIT Loans (as defined below)                                             $34,570                 $58,781
  The Phoenix Loan (as defined below)                                                 -                  11,133
  Convertible Subordinated Debt (as defined below)                                    -                   4,452
  Notes payable to various equipment lenders                                     10,689                  27,638
  Other notes payable                                                               514                     202
                                                                            ---------------------------------------
                                                                                 45,773                 102,206
  Less current portion                                                           (1,931)                 (5,503)
                                                                            ---------------------------------------
                                                                                $43,842      $          $96,703
                                                                            =======================================

In July 1997, the Company terminated its existing revolving credit facility and entered into a $20 million, unsecured revolving credit facility (the "Revolver") with a bank, the proceeds of which are to be used for general corporate purposes. The Revolver matures on July 28, 1999. Borrowings under the Revolver bear interest at variable rates based, at the Company's option, on the bank's base rate plus 1/2% or the London Interbank Offered Rate ("LIBOR") plus 1 1/2%. Amounts available under the Revolver are subject to a borrowing base which includes a percentage of the Company's eligible accounts receivable. Under the borrowing base, at September 30, 1997, there was approximately $18 million available under the Revolver and the Company had no outstanding balance.

In connection with the termination of its existing revolving credit facility, the Company recorded an extraordinary loss on early extinguishment of debt of approximately $230,000 (net of income tax benefit of $143,000), which represented the unamortized loan origination fees.

From 1994 to 1996, the Company entered into mortgage loans with real estate investment trusts ("REITs") for the purpose of financing the land acquisition and construction costs of the McAllen, Arkansas and Tucson Heart Hospitals (collectively the "REIT Loans"). The interest rate on the REIT Loans is at 3 1/2% to 4 1/4% above a rate index tied to U.S. Treasury Notes, that is determined on the completion date of the hospital, and subsequently increases by 22 to 27 basis points per year. As of September 30, 1997, the interest rates on the REIT Loans ranged from 9.50% to 11.54%. The principal and interest is payable monthly over a seven year term through 2005 using extended period amortization schedules and include balloon payments at the end of each respective term. Each are subject to extension for an additional seven years at the option of the Company. Borrowings under the REIT Loans are secured by a pledge of the Company's interest in the respective partnerships or limited liability companies, the land on which the hospital stands, the hospital building and fixtures and certain other hospital assets.

In August 1997, the Company entered into a mortgage loan with a bank for the purpose of financing a portion of the land acquisition and construction costs of the Arizona Heart Hospital (the "Phoenix Loan"). Borrowings of up to $28 million are available and the term is for three years, subject to extension for an additional year at the option of the Company. Principal amortization begins in September 1999 using an extended amortization schedule and becomes due and payable in September 2000, unless the term is extended by the Company. Interest is payable monthly based on LIBOR plus 3 1/4% decreasing to LIBOR plus 2 3/4% upon the attainment of certain financial ratios. As of September 30, 1997, the interest rate on the Phoenix Loan was 8.50%. Borrowings under the Phoenix Loan is secured by a pledge of the Company's interest in the Partnership, the land on which the hospital stands, the hospital building and fixtures and certain other hospital assets.

The Company has acquired substantially all of the medical and other equipment for the McAllen, Arkansas and Tucson Heart Hospitals under installment notes payable to equipment lenders secured by the related equipment. Amounts borrowed under these notes are payable in monthly installments of principal and interest over five to seven year terms. Interest is at fixed rates ranging from 8 1/2% to 10 3/4%.

In October 1996, the Company entered into a 40-year contract to manage Heart Clinic, P.A. ("Heart Clinic") a multi-physician cardiologist group located in McAllen, Texas. The Company issued a convertible subordinated promissory note in the amount of $6.4 million in connection with the acquisition. In November 1996, $1.9 million of the outstanding principal balance was paid in accordance with the terms of the note. The remaining principal amount of the note is due and payable on October 1, 1998, in cash or in shares of common stock of the Company (at the option of the noteholder) at a conversion price of $14 per share. Interest is payable annually at a rate of 4% on the outstanding principal. A contingent convertible subordinated promissory note was also issued in October 1996 and the amount of the note will be based on performance levels of the Heart Clinic physicians for the 1997 calendar year.

Covenants related to long-term debt prohibit the payment of dividends and require the maintenance of specific financial ratios and amounts. The Company was in compliance with these covenants at September 30, 1997.

In July 1997, the Company obtained a financing commitment from a REIT for up to $35 million for the purpose of financing the land acquisition and construction costs of the Heart Hospital of Austin. The interest rate is based on a fixed premium above the seven-year treasury note rate and the principal and interest is payable monthly over a seven year term using an extended period amortization schedule.

Future maturities of long-term debt as of September 30, 1997 are as follows (in thousands):

             Fiscal Year
                1998                               $   5,503
                1999                                  10,162
                2000                                  17,272
                2001                                   6,117
                2002                                   4,540
                2003 and thereafter                   58,612
                                                -----------------
                                                   $ 102,206
                                                =================

7. Commitments and Contingencies

The Company currently leases several Mobile Cath Labs, Fixed Site Facilities, office space, computer software, and certain vehicles under noncancelable capital and operating leases expiring through fiscal year 2002. Some of these leases contain provisions for annual rental adjustments based on increases in the consumer price index, renewal options and options to purchase during the lease terms. Amortization of the capitalized amounts are included in depreciation and amortization expense in the accompanying consolidated financial statements through the retirement date of the leases.

Total future minimum payments under leases with initial terms of one year or more as of September 30, 1997 are as follows (in thousands):

                                                     Capital       Operating
   Fiscal Year
      1998                                           $   838      $     764
      1999                                               838            676
      2000                                               838            529
      2001                                               785            442
      2002                                                32            369
      2003 and thereafter                                  -             50
                                                   ---------------------------
      Total future minimum lease payments              3,331       $   2,830
                                                               ===============
      Less:  amounts representing interest              (572)
                                                   ------------
      Present value of net minimum lease payments      2,759
      Less: current portion                             (599)
                                                   ------------
                                                     $ 2,160
                                                   ============


Rent expense under all operating leases was $1.2 million, $1.3 million and $1.6 million for the years ended September 30, 1995, 1996 and 1997, respectively.

The Company has entered into agreements to provide networks of hospitals with Mobile Cath Labs and related catheterization services through 2001. In addition, the Company leases several Mobile Cath Labs to hospitals under lease agreements of various lengths. These are accounted for as operating leases, and the rental income is included in revenue in the consolidated statements of income when earned.

Total future minimum revenue to be earned under these agreements as of September 30, 1997 is as follows (in thousands):

   Fiscal Year
      1998                                           $ 6,126
      1999                                             1,994
      2000                                               774
      2001                                                 7
                                                 ---------------
                                                     $ 8,901
                                                 ===============

At September 30, 1997, the Company was contingently liable for outstanding letters of credit of $2 million relating to the REIT Loans.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matters will not have a material adverse effect, if any, on the Company's consolidated financial position or results of operations.

8. Income Taxes

The components of the provision for income taxes were as follows (in thousands):

                                                  Year Ended September 30,
                                           ------------------------------------
                                             1995          1996         1997
                                           ------------------------------------
Current tax expense:
   Federal                                 $ 1,732      $ 2,296      $ 2,466
   State                                       350          674          742
Deferred tax expense:
   Federal                                     443          253          825
   State                                        40           74          282

Pro forma tax provision of pooled entity       212            -            -
                                           ------------------------------------
                                             2,777        3,297        4,315
                                           ====================================

The components of net deferred taxes were as follows (in thousands):

                                                         September 30,
                                                    ---------------------------
                                                       1996           1997
                                                    ---------------------------

Deferred tax liabilities:
   Excess of book over tax bases of property
     and equipment                                   $ (1,700)     $ (4,423)
   Tax over book amortization                            (697)          (64)
   Other                                                 (468)         (167)
Deferred tax assets:
   Nondeductible reserves                                 120           813
    Other                                                 120           110
                                                    --------------------------
Net deferred tax liability                            $(2,625)     $ (3,731)
                                                    ==========================

The differences between the U.S. federal statutory tax rate and the Company's effective rate were as follows:

                                                      Year Ended September 30,
                                                  ------------------------------
                                                    1995       1996      1997
                                                  ------------------------------

Statutory federal income tax rate                   34.0%      34.0%     34.0%
State income taxes                                   4.1        6.0       6.1
Tax exempt interest income                           -         (3.3)     (4.9)
Other                                                1.4        2.1       3.4
                                                  ------------------------------
Effective income tax rate                           39.5%      38.8%     38.6%
                                                  ==============================

9. Shareholders' Equity and Stock Options

In 1995, the Company completed an initial public offering of 2.3 million shares of its common stock netting proceeds of approximately $28.9 million. A portion of the proceeds was used to repay $4.2 million of subordinated debt and $9.6 million of bank financing. The remainder of the proceeds were used to fund the development of new Heart Hospitals and Fixed-Site Facilities and ongoing capital expenditures.

Upon the retirement of subordinated debt, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $228,000 (net of the income tax benefit of $140,000), which represented the unamortized portion of the original issue debt discount. Assuming the Company had issued the necessary shares of common stock and used the proceeds to retire the debt on October 1, 1994, the pro forma net income per share would not have differed from the reported amount.

In April 1996, the Company completed a public offering of 2.3 million shares of its common stock netting proceeds of approximately $62.5 million. A portion of the proceeds was used to repay $5.0 million outstanding under the Revolver and $3.3 million was used to retire obligations under capital leases. The remainder of the proceeds were used to fund (i) a portion of the construction and start-up costs of Heart Hospitals and Fixed-Site Facilities, (ii) potential future acquisitions, (iii) working capital and (iv) general corporate purposes.

Assuming the Company had issued the necessary shares of common stock and used the net proceeds to retire the Revolver and the capitalized leases on October 1, 1995, the pro forma net income per share for the year ended September 30, 1996, would not have differed from the reported amount.

On October 2, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan under which common stockholders have the right to purchase Series A Participating Preferred Stock in the event of an accumulation of or tender offer for at least 15% of the Company's common stock. The rights will expire on October 15, 2006, unless redeemed or exchanged earlier by the Company. The rights will be represented by existing common stock certificates until they become exercisable and no rights are exercisable under the plan.

In August 1992, the Company adopted an Incentive Stock Option Plan (the "ISO Plan") for key employees. The Company has reserved 296,587 shares of common stock for issuance under the ISO Plan.

In October 1994, the Board of Directors adopted the 1994 Omnibus Stock Plan (the "Omnibus Plan"). The Omnibus Plan is intended to encourage high levels of performance from key employees and enable the Company to retain their services on a basis competitive with industry practices. Through September 30, 1997, awards under the Omnibus Plan consisted of options to purchase common stock. The Company has reserved 1,300,000 shares of common stock for issuance under the Omnibus Plan.

In October 1994, the Board of Directors adopted the Outside Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, each outside director joining the Board will automatically be granted a non-qualified option to purchase 2,000 shares of common stock at fair market value on the date of grant. On each anniversary of an outside director's election to the Board, an additional option to purchase 2,000 shares of common stock will be granted at the then fair market value. The Company has reserved 50,000 shares of common stock for issuance under the Directors' Plan.

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123 encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in an entity's financial statements. SFAS 123 also allows an entity to continue to account for stock-based employee compensation using the intrinsic value for equity instruments under APB Opinion No. 25. The company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation expense for the various stock option plans been determined consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been the pro forma amounts indicated below (in thousands, except per share data):


                                            Year Ended September 30,
                                      --------------------------------------
                                           1996                    1997
                                      --------------------------------------
Net Income:
   As Reported                           $ 5,202                  $ 6,724
   Pro Forma                             $ 5,109                  $ 6,252

Net Income Per Weighted Average Share
   As Reported                             $ .53                    $ .60
   Pro Forma                               $ .52                    $ .56
Net Income Per Share Assuming Dilution
   As Reported                             $ .51                    $ .58
   Pro Forma                               $ .50                    $ .56



Because Statement 123 is applicable only to options granted after September 30, 1995, only those subsequent years are presented.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the option grants which occurred during 1996 and 1997:

                                                Year Ended September 30,
                                      ---------------------------------------
                                              1996                  1997
                                      ---------------------------------------

Volatility                               23.0% - 24.2%          23.0% - 24.2%
Interest rate                             6.0% - 6.9%            6.0% - 7.1%
Expected life (years)                        6 - 10                6 - 10

Stock-based compensation costs on a pro forma basis would have reduced pretax income by $153,000 ($93,000 after tax) and $768,000 ($472,000 after tax) in 1996 and 1997, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma disclosures may not be representative of that to be expected in future years.

Option plan activity for the years ended September 30, 1995, 1996 and 1997 is set forth below:

                                                                Number of    Weighted Average
                                                                 Shares        Option Price      Price Per Share
                                                            ----------------------------------------------------
Outstanding options, September 30, 1994                          300,118          $ 3.91         $ 3.54 -  7.51
Granted                                                          310,000           12.31          12.00 - 14.00
Exercised                                                        (52,020)           3.63            3.54 - 7.51
Canceled                                                              --              --                --
                                                            ------------
Outstanding options, September 30, 1995                          558,098          $ 8.60         $ 3.54 - 14.00
Granted                                                          475,448           17.32          12.00 - 34.75
Exercised                                                        (40,721)           3.88            3.54 - 7.51
Canceled                                                         (92,500)          19.89          13.50 - 34.75
                                                            ------------
Outstanding options, September 30, 1996                          900,325          $12.26         $ 3.54 - 24.00
Granted                                                          270,449           14.50          13.13 - 19.50
Exercised                                                        (47,277)           3.54                   3.54
Canceled                                                        (205,870)          16.57           3.54 - 18.25
                                                            ------------
Outstanding options, September 30, 1997                          917,627          $12.40         $ 3.54 - 24.00
                                                            ============

Options to purchase 26,481, 105,455 and 180,294 shares of common stock were exercisable as of September 30, 1995, 1996 and 1997, respectively. Total common shares reserved for future issuance under these plans were 844,567, 1,053,846 and 1,506,569 as of September 30, 1995, 1996 and 1997, respectively. The weighted average fair value for options granted in 1996 and 1997 with an exercise price equal to the stock price at the grant date was $7.76 and $6.49, respectively. The weighted average fair value for options granted in 1996 and 1997 with an exercise price greater than the stock price at the grant date was $3.32 and $6.75, respectively.

Options outstanding at September 30, 1997 consisted of the following:

                        Options Outstanding               Options Exercisable
                   --------------------------------  ----------------------------

   Remaining                    Weighted Average                 Weighted Average
Contractual Life      Number     Exercise Price         Number    Exercise Price
---------------------------------------------------  ----------------------------
     5 Years         121,140        $  3.54             81,713       $  3.54
     6 Years          23,539           7.51             15,300          7.51
     8 Years         286,500          12.34             29,286         13.23
     9 Years         254,999          15.35             33,318         15.69
     10 Years        231,499          14.36             20,677         13.13
                   -----------                       ------------
                     917,627                           180,294
                   ===========                       ============


10. Supplemental Cash Flow Information

The Company gave non-cash consideration totaling approximately $7.0 million, $1.9 million and $7.3 million for the years ended September 30, 1995, 1996 and 1997, respectively, for acquisitions of net assets and management contracts.

Interest paid, net of amounts capitalized, during the years ended September 30, 1995, 1996 and 1997 was $1.7 million, $2.0 million and $4.9 million, respectively. Total interest capitalized during the years ended September 30, 1995, 1996 and 1997 was $0.6 million, $1.3 million and $2.3 million, respectively.

Income taxes paid, net of refunds, during the years ended September 30, 1995, 1996 and 1997 were $2.4 million, $3.4 million and $1.8 million, respectively.

The Company entered into capital lease obligations during the years ended September 30, 1995, 1996 and 1997 totaling $0.2 million, $2.4 million and $0.7 million, respectively.

11. Malpractice Insurance Coverage

The Company is subject to claims arising in the course of providing services. The Company maintains malpractice insurance coverage on a "claims made" basis, with coverage being contingent on a policy being in effect when a claim is made, regardless of when the events which gave rise to the claim occurred.

12. Employee Benefit Plan

In January 1994, the Company adopted a defined contribution retirement savings plan (the "401(k) Plan") which covers all employees who meet minimum service requirements. The 401(k) Plan allows eligible employees to contribute from 1% to 15% of their annual compensation on a pre-tax basis. The Company, at its discretion, may make an annual contribution of up to 25% of an employee's pre-tax contribution, up to a maximum of 6% of compensation. The Company's contributions to the 401(k) Plan for the years ended September 30, 1995, 1996 and 1997 were approximately $38,000, $54,000 and $143,000, respectively.

13.  Disclosures About Fair Values of Financial Instruments

The Company considers the carrying amounts of significant classes of financial instruments on the consolidated balance sheets, including cash, short-term investments, loans to affiliates, long-term debt, obligations under capital leases and other long-term obligations to be reasonable estimates of fair value. Fair value of the Company's debt and obligations under capital leases was estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of arrangements.

14. Quarterly Financial Data (Unaudited)

Summarized quarterly financial results were as follows (in thousands, except per share data):



                                            First                   Second                  Third                   Fourth
                                           Quarter                 Quarter                 Quarter                 Quarter
                                         ------------------ ----------------------- ----------------------- -----------------
Fiscal Year 1996:
   Net revenue                               11,209                  17,284                  18,376                  19,322
   Operating expenses                         8,846                  14,631                  16,108                  16,709
                                          -----------             ---------              ----------              ----------
   Income from operations                     2,363                   2,653                   2,268                   2,613
   Net income                                 1,226                   1,302                   1,172                   1,502
   Net income per share                        .14                     .14                     .10                     .13
Fiscal Year 1997:
   Net revenue                               22,854                  26,709                  29,915                  31,432
   Operating expenses                        19,333                  22,805                  25,880                  27,066
                                         ----------              ----------              ----------              ----------
   Income from operations                     3,521                   3,904                   4,035                   4,366
   Income before extraordinary loss           1,754                   2,097                   1,546                   1,557
   Extraordinary loss                             -                       -                       -                    (230)
                                         ----------           -------------          --------------             ------------
   Net income                                 1,754                   2,097                   1,546                   1,327

   Income per weighted average
     share before extraordinary
     item                                      .16                    .19                     .14                       .13

                                    ========================================================================================


   Income per share before
     extraordinary item assuming
     dilution                                  .15                    .18                    .13                       .14

                                    ========================================================================================
   Net income per weighted average
     share                                     .16                    .19                    .14                       .11

                                    ========================================================================================


   Net income per share assuming
     dilution                                  .15                    .18                    .13                       .12

                                    ========================================================================================


15.  Segment Information

The Company provides cardiology and cardiovascular services through the development, operation and management of heart hospitals (the "Hospital Division"), the development, operation and management of Fixed-Site Facilities and Mobile Cath Labs (the "Diagnostics Division") and provides physician practice management services (the "Practice Management Division"). Financial information concerning the Company's operations by business segment as of and for the periods indicated are as follows (in thousands):

                                                   Year Ended September 30
                                            ------------------------------------
                                               1995         1996         1997
                                            ------------------------------------
Revenue:
   Diagnostics Division                     $  30,308    $  34,085    $  36,612
   Practice Management Division                 9,798       14,706       18,848
   Hospital Division                             --         17,400       54,966
    Corporate and other                          --           --            484
                                            ---------    ---------    ---------
      Consolidated totals                   $  40,106    $  66,191    $ 110,910
                                            =========    =========    =========
Income from operations:
   Diagnostics Division                     $  10,611    $  12,972    $  12,978
   Practice Management Division                 1,003        1,499        2,222
   Hospital Division                             --           (616)       5,267
   Corporate and other                         (3,165)      (3,958)      (4,641)
                                            ---------    ---------    ---------
      Consolidated totals                   $   8,449    $   9,897    $  15,826
                                            =========    =========    =========
Depreciation and amortization:
   Diagnostics Division                     $   3,405    $   3,474    $   4,452
   Practice Management Division                   184          251          466
   Hospital Division                             --          2,838        7,745
   Corporate and other                             44           86          192
                                            ---------    ---------    ---------
      Consolidated totals                   $   3,633    $   6,649    $  12,855
                                            =========    =========    =========
Capital expenditures:
   Diagnostics Division                     $   3,020    $   6,611    $   3,334
   Practice Management Division                  --             72          343
   Hospital Division                           13,043       37,978       70,940
   Corporate and other                            170          317          835
                                            ---------    ---------    ---------
      Consolidated totals                   $  16,233    $  44,978    $  75,452
                                            =========    =========    =========
Aggregate identifiable assets:
   Diagnostics Division                     $  31,378    $  37,641    $  48,259
   Practice Management Division                10,289       15,089       21,484
   Hospital Division                           21,947       68,740      158,722
   Corporate and other                         14,758       60,211       30,543
                                            ---------    ---------    ---------
      Consolidated totals                   $  78,372    $ 181,681    $ 259,008
                                            =========    =========    =========


The amounts presented for "Corporate and other" include, general overhead expenses, certain cash and cash equivalents, short-term investments, prepaid expenses, other assets and other operations of the business not subject to segment reporting.




16.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Year Ended September 30

                                                     ------------------------------------------------------

                                                           1995              1996             1997

                                                     ------------------------------------------------------

Numerator:
    Net income before extraordinary item        (A)         $   4,251         $   5,202        $   6,954
    Interest Expense - Convertible
      Subordinated Debt                                             -                 -              112

                                                     ======================================================

    Adjusted net income before
      extraordinary item                        (B)         $   4,251         $   5,202        $   7,066

                                                     ======================================================


    Net income                                  (C)         $   4,023         $   5,202        $   6,724
    Interest Expense - Convertible
      Subordinated Debt                                             -                 -              112

                                                     ======================================================

    Adjusted net income before
      extraordinary item                        (D)         $   4,023         $   5,202        $   6,836

                                                     ======================================================


Denominator:
    Weighted Average Common Shares
      Outstanding                               (E)             7,760             9,875           11,149
    Assumed conversion of Redeemable
      Preferred Stock  into Common Shares
      at beginning of year                                        410                 -                -
    Dilutive effect of stock options                              211               318              219
    Assumed conversion of Convertible
      Subordinated Debt into Common Shares
                                                                    -                 -              318

                                                     ======================================================

    Adjusted weighted average shares and
      assumed conversions                       (F)             8,381            10,193           11,686

                                                     ======================================================


Basic earnings per share
    Net income before extraordinary         (A)/(E)         $     0.55        $     0.53       $     0.62
      item

                                                     ======================================================

    Net income                              (C)/(E)         $     0.52        $     0.53       $     0.60

                                                     ======================================================


Diluted earnings per share
    Net income before extraordinary         (B)/(F)         $     0.51        $     0.51       $     0.60
      item

                                                     ======================================================

    Net income                              (D)/(F)         $     0.48        $     0.51       $     0.58

                                                     ======================================================



Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K


Medcath Incorporated (the Company) hereby amends the following Exhibits to the Annual Report on Form 10K for the fiscal year ending September 30, 1997 to reflect the Company's adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All other Exhibits as previously filed remain unchanged.



Exhibit

11                  Statement recomputation of per share earnings                       Not applicable

13.1                Such portion of the 1997 Annual Report to Shareholders              Not Applicable
                    that is being incorporated by reference to the Form 10K.

23.1                Consent of Independent Auditors                                     Included herewith

27                  Financial Data Schedule (included in the Edgar filing only)         Included herewith


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MEDCATH INCORPORATED



                                            By /s/ Richard J. Post
                                               ----------------------
                                               Richard J. Post, Chief Financial
                                               Officer, Secretary and Treasurer

                                  EXHIBIT INDEX


Exhibit Number                  Exhibit Description


     23.1       Consent of Ernst & Young LLP, independent auditors.
      27        Financial Data Schedule (included in the EDGAR filing only.)