Form 10-Q
period 1998-03-31
MEDCATH INC
filed 1998-05-07
CIK 931782

                                       UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998
                                ----------------------------------------

                                             OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________


Commission file number                                 0-25176
                         ------------------------------------------------------

                                            MEDCATH INCORPORATED
                   (Exact name of registrant as specified in its charter)

              North Carolina                                  56-1635096
--------------------------------------------------------------------------------
      (State or other jurisdiction                         (I.R.S. Employer
     of incorporation or organization)                   Identification No.)

         7621 Little Avenue, Suite 106, Charlotte, North Carolina 28226
--------------------------------------------------------------------------------
                   (Address of principal executive officers)
                                   (Zip Code)

                                 (704) 541-3228
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                  No
       ------                  -----

As of April 30, 1998, there were 11,787,571 Common Shares outstanding.

                                    MEDCATH INCORPORATED

                                         FORM 10-Q

                                       March 31, 1998

                                     Table of Contents



                                                                                             Page
                                                                                             No.
                                                                                             ---

PART I - FINANCIAL INFORMATION (UNAUDITED)

   Item 1.  Condensed consolidated financial statements

             o Condensed consolidated statements of income                                      3

             o Condensed consolidated balance sheets                                            4

             o Condensed consolidated statements of cash flows                                  5

             o Notes to condensed consolidated financial statements                           6-9

   Item 2.  Management's discussion and analysis of
                   financial condition and results of operations                            10-15

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                   16


          Signatures                                                                           17


                              MedCath Incorporated
                   Condensed Consolidated Statements of Income
                  (Dollars in thousands, except per share data)





                                                                         Three Months Ended March 31,    Six Months Ended March 31,
                                                                         ------------------------------  --------------------------
                                                                              1997           1998            1997         1998
                                                                         ------------------------------  --------------------------
Net revenue                                                                    $ 26,709       $ 49,713        $ 49,564    $ 90,511

Operating expenses:

     Medical supplies and other                                                  10,814         20,112          19,410      36,965
     Personnel costs                                                              6,992         13,708          13,137      25,186
     Depreciation                                                                 1,783          3,324           3,273       6,395
     Amortization                                                                   932          2,281           1,682       4,287
     Provision for doubtful accounts                                                487          1,409             938       2,842
     Marketing, general and administrative                                        1,797          2,180           3,699       4,118
                                                                         ------------------------------  --------------------------
        Total operating expenses                                                 22,805         43,014          42,139      79,793
                                                                         ------------------------------  --------------------------
Income from operations                                                            3,904          6,699           7,425      10,718

Interest expense                                                                   (834)        (2,665)         (1,536)     (5,022)
Interest income                                                                     582            401           1,257         911
Equity in net earnings of unconsolidated subsidiaries                                 -             12               -          12
Minority interest in earnings of consolidated entities                             (270)        (1,572)           (840)     (1,758)
                                                                         ------------------------------  --------------------------
Income before income taxes                                                        3,382          2,875           6,306       4,861
Provision for income taxes                                                       (1,285)        (1,121)         (2,454)     (1,896)
                                                                         ------------------------------  --------------------------
Net income                                                                      $ 2,097        $ 1,754         $ 3,852     $ 2,965
                                                                         ==============================  ==========================

Net income per weighted average share:                                           $ 0.19         $ 0.15          $ 0.35      $ 0.25
                                                                         ==============================  ==========================

Net income per share assuming dilution:                                          $ 0.18         $ 0.14          $ 0.33      $ 0.24
                                                                         ==============================  ==========================

Weighted average number of common and common
     equivalent shares outstanding (in thousands):                               11,147         11,669          11,141      11,669
                                                                         ==============================  ==========================

Weighted average number of common and common
     equivalent shares outstanding assuming dilution (in thousands):             11,664         12,368          11,667      12,286
                                                                         ==============================  ==========================



See accompanying notes.

                              MedCath Incorporated
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par value)





                                                                                    September 30,                 March 31,
                                                                               ------------------------     -----------------------
                                                                                        1997                         1998
                                                                               ------------------------     -----------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                 $ 17,607                    $ 12,921
    Short-term investments                                                                      25,344                       5,610
    Accounts receivable, net of allowance                                                       22,360                      38,148
    Medical supplies                                                                             3,168                       4,319
    Prepaid expenses and other current assets                                                      668                       1,067
                                                                               ------------------------     -----------------------
       Total current assets                                                                     69,147                      62,065

Property, plant and equipment, net of accumulated depreciation                                 139,185                     194,482
Other assets                                                                                     2,470                       6,611
Organization and start-up costs, net of accumulated amortization                                13,737                      17,123
Advances to physician groups                                                                     8,194                      10,679
Intangible assets, net of accumulated amortization                                              26,275                      42,534
                                                                               ------------------------     -----------------------

Total assets                                                                                 $ 259,008                   $ 333,494
                                                                               ========================     =======================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                           $ 4,818                     $ 5,569
    Distribution payable to minority interests                                                   1,081                       2,251
    Accrued liabilities                                                                          9,648                      12,330
    Current portion of long-term debt                                                            5,503                      13,357
    Current portion of obligations under capital leases                                            599                         611
                                                                               ------------------------     -----------------------
       Total current liabilities                                                                21,649                      34,118

Deferred income taxes                                                                            3,731                       4,298
Long-term debt                                                                                  96,703                     147,644
Obligations under capital leases                                                                 2,160                       1,854

                                                                               ------------------------     -----------------------
Total liabilities                                                                              124,243                     187,914

Minority interests in equity of consolidated entities                                            7,628                       6,540

Shareholders' equity:
    Common stock, $.01 par value, 20,000,000 shares authorized, and 11,168,603 and 11,669,359 shares issued and outstanding
       at September 30, 1997 and March 31, 1998, respectively                                      112                         117
    Paid-in capital                                                                            109,065                     117,998
    Retained earnings                                                                           17,960                      20,925
                                                                               ------------------------     -----------------------
Total shareholders' equity                                                                     127,137                     139,040
                                                                               ------------------------     -----------------------

Total liabilities, minority interests and shareholders' equity                               $ 259,008                   $ 333,494
                                                                               ========================     =======================


See accompanying notes.

                              MEDCATH INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)





                                                                                SIX MONTHS ENDED
                                                                                   MARCH 31,
                                                                     ---------------------------------------
                                                                            1997                1998
                                                                     -------------------  ------------------

OPERATING ACTIVITIES
Net Income                                                                      $ 3,852             $ 2,965
Adjustments to reconcile net income to net cash provided
  by operating activities:
       Depreciation and amortization                                              5,040              10,680
       Equity in net earnings of unconsolidated subsidiaries                          -                 (12)
       Minority interest                                                           (404)               (374)
       Deferred income taxes                                                         78                 567
       (Increase) decrease in current assets:
           Accounts receivable                                                   (8,503)            (14,588)
           Medical supplies                                                      (1,107)             (1,151)
           Prepaid expenses and other current assets                               (267)               (549)
       Increase (decrease) in current liabilities:
           Accounts payable                                                         412                 787
           Distribution payable to minority interest                                764               1,171
           Accrued liabilities                                                    4,081               2,682
       Other                                                                        (43)                 15
                                                                     -------------------  ------------------
Net cash provided by operating activities                                         3,903               2,193

INVESTING ACTIVITIES
       Purchases of property, plant and equipment                               (38,496)            (61,779)
       Start-up and organization costs                                           (4,852)             (9,010)
       Advances to physician groups                                              (1,114)             (2,689)
       Repayments of advances to physician groups                                   664                 204
       Net sales of short-term investments                                       19,099              18,126
       Acquisition of management contracts                                            -              (5,667)
       Other investing activities                                                     -              (1,466)
                                                                     -------------------  ------------------
Net cash used in investing activities                                           (24,699)            (62,281)

FINANCING ACTIVITIES
       Proceeds from issuance of long-term debt                                  26,671              59,447
       Repayments of long-term debt                                              (2,988)             (4,035)
       Repayments of obligations under capital leases                              (233)               (294)
       Investments by minority partners                                           3,106                 716
       Other financing activities                                                    90                (432)
                                                                     -------------------  ------------------
Net cash provided by financing activities                                        26,646              55,402
                                                                     -------------------  ------------------
Net increase (decrease) in cash and equivalents                                   5,850              (4,686)
Cash and cash equivalents, beginning of period                                    5,026              17,607
                                                                     -------------------  ------------------
Cash and cash equivalents, end of period                                       $ 10,876            $ 12,921
                                                                     ===================  ==================


SEE ACCOMPANYING NOTES.

                              MedCath Incorporated
         Notes to Unaudited Condensed Consolidated Financial Statements
                 For the Three Month Period Ended March 31, 1998



Note 1- General
---------------

The accompanying unaudited condensed consolidated financial statements of MedCath Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements of the unaudited interim periods include all adjustments necessary for fair presentation of results for the periods and all such adjustments are of a normal recurring nature. The accompanying unaudited condensed consolidated results of operations for the three and six month periods ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Unless otherwise specified, capitalized terms used herein are used as defined in such Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Note 2 - Net Income Per Share
-----------------------------

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

Note 3 - Newly Issued Accounting Standard
-----------------------------------------

In April 1998, the AICPA issued its Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, although early application is encouraged. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which it is first adopted and should be reported as a cumulative effect of a change in accounting principle.

The Company currently intends to early adopt SOP 98-5 on October 1, 1998. Upon adoption, the Company estimates it will incur a cumulative effect of a change in accounting principle that will range from $12.0 to $18.0 million. This estimate includes net cost capitalized as of March 31, 1998, cost to be capitalized from April 1, 1998 until September 30, 1998, and is net of additional amortization expected to be incurred from April 1, 1998 until September 30, 1998.

                              MedCath Incorporated
         Notes to Unaudited Condensed Consolidated Financial Statements
                 For the Three Month Period Ended March 31, 1998


Note 4 - Long-Term Debt
-----------------------

Long-term debt consisted of the following (in thousands):



                                                                        September 30,       March 31,
                                                                            1997               1998
                                                                     --------------------------------------

   The REIT Loans (as defined below)                                 $         58,781   $         74,043
   The Phoenix Loan                                                            11,133             39,510
   Convertible Subordinated Debt                                                4,452              6,019
   Notes payable to various equipment lenders                                  27,638             41,298
   Other notes payable                                                            202                131
                                                                     --------------------------------------
                                                                              102,206            161,001
   Less current portion                                                       (5,503)           (13,357)
                                                                     ======================================
                                                                        $      96,703      $     147,644
                                                                     ======================================


The Company entered into mortgage loans with real estate investment trusts ("REITs") from 1994 to 1998 for the purpose of financing the land acquisition and construction costs of the McAllen, Arkansas, and Tucson Heart Hospitals and the Heart Hospital of Austin (collectively the "REIT Loans"). The Company entered into the REIT Loan for the Heart Hospital of Austin in November of 1997. The interest rates on the REIT Loans are based on a fixed premium above the seven-year Treasury note rate and the principal and interest is payable monthly over a seven year term using extended period amortization schedules. As of March 31, 1998, the interest rates on the REIT Loans ranged from 9.50% to 11.54%.

In December 1997, the Company obtained financing from an equipment lender in the amount of $7 million for the purpose of financing certain medical equipment and fixtures in the Diagnostics Division. The term of the borrowing is for six years and the interest rate is based on a fixed premium above the four-year Treasury note rate and the principal and interest is payable monthly. As of March 31, 1998, the interest rate was 8.09%. Borrowings under the financing agreement are secured by a pledge of the Company's interest in the financed medical equipment and fixtures.

In January 1998, the Company obtained financing from an equipment lender providing up to $18 million for the purpose of financing certain medical equipment at the Arizona Heart Hospital located in Phoenix, Arizona. The term of the borrowing is for seven years and the interest rate is based on a fixed premium above the seven-year Treasury note rate and the principal and interest is payable monthly. As of March 31, 1998, the interest rate was 9.07%. Borrowings under the financing agreement are secured by a pledge of the Company's interest in the financed medical equipment.

                              MedCath Incorporated
         Notes to Unaudited Condensed Consolidated Financial Statements
                 For the Three Month Period Ended March 31, 1998


Note 5 - Earnings per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):




                                                            Three Months Ended              Six Months Ended
                                                                 March 31,                     March 31,
                                                      --------------------------------------------------------------
                                                            1997           1998           1997           1998
                                                      --------------------------------------------------------------
Numerator:
    Net income                                  (A)       $ 2,097         $ 1,754       $ 3,852        $ 2,965
    Interest Expense - Convertible
      Subordinated Debt                                        28              27            54             54
                                                      ==============================================================
    Adjusted net income                         (B)       $ 2,125         $ 1,781       $ 3,906        $ 3,019
                                                      ==============================================================

Denominator:
    Weighted Average Common Shares              (C)       11,147           11,669        11,141         11,669
      Outstanding
    Dilutive effect of stock options                         199             204           208            210
    Assumed issuance of Contingently
      Issuable Shares                                          -             115             -             58
    Assumed conversion of Convertible
      Subordinated Debt into Common Shares                   318             380           318            349
                                                      ==============================================================
    Adjusted weighted average shares            (D)        11,664          12,368        11,667         12,286
                                                      ==============================================================

Basic earnings per share                      (A)/(C)      $ 0.19         $ 0.15         $ 0.35         $ 0.25
                                                      ==============================================================

Diluted earnings per share                    (B)/(D)      $ 0.18         $ 0.14         $ 0.33         $ 0.24
                                                      ==============================================================



Note 6 - Business Combinations and New Operations
-------------------------------------------------

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

                              MedCath Incorporated
         Notes to Unaudited Condensed Consolidated Financial Statements
                 For the Three Month Period Ended March 31, 1998


Note 6 - Business Combinations and New Operations (continued)
-------------------------------------------------------------

In January 1998, the Company announced that it had entered into an agreement with Franciscan Health System of Ohio Valley, Inc. ("FHSOV") to locate the Company's previously announced Dayton Heart Hospital on the grounds of the Franciscan Medical Center - Dayton Campus. FHSOV will become a 30% investor in the hospital, with the Company and local physician investors holding the remaining interest. Under the terms of the agreement, the Company will be managing member, with responsibility for the day-to-day operations of the hospital.

The Company has announced plans to open two new Fixed-Site Facilities by the end of fiscal year 1998. The Company has agreed to partner with local cardiologists and own a majority interest in the first facility located in Colorado Springs, Colorado, and has entered into a long-term agreement to develop and manage the second facility located in Dakota Dunes, South Dakota. These two cath labs, in addition to the previously announced cath lab under development in Montgomery, Alabama, will bring the total number of mobile and fixed-site cath labs operated by the Company to 33.

In January 1998, MPM acquired a 40-year contract to manage a seven-physician cardiology practice, Valley Cardiology, Inc. ("Valley Cardiology"), located in McAllen, Texas, for approximately $5.5 million in cash and equity. Valley Cardiology is the Company's fifth Managed Practice. The Company's consolidated results of operations include the operating results, which are not significant, of Valley Cardiology from the date of acquisition.

In February 1998, the Company announced that is had formed a joint venture to construct a new heart hospital to be located in Albuquerque, New Mexico, which will be the Company's eighth heart hospital. To be named the Heart Hospital of New Mexico, the hospital will be a three-way venture between MedCath, two leading local physician groups and St. Joseph Healthcare System, a leading not-for-profit system in Albuquerque.

In April 1998, the Company announced that it had completed a transaction with Dayton, Ohio-based Dayton Heart Center, Inc., under which MedCath would provide long-term management services to the group of 11 cardiologists. Dayton Heart Center, Inc. is the Company's sixth Managed Practice

Note 7 - Pending Transaction
----------------------------

In March 1998, MedCath, Kohlberg Kravis Roberts & Co. ("KKR") and Welsh Carson, Anderson & Stowe ("Welsh, Carson") jointly announced that they had signed a definitive agreement pursuant to which a new company formed by KKR and Welsh, Carson, in which certain members of MedCath's senior management will be investors, will acquire MedCath in a merger for $19 per share in cash. The Company expects to hold a special meeting of its shareholders in July to vote on a proposal to approve the merger.

                              MedCath Incorporated
        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                 For the Three Month Period Ended March 31, 1998


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

In January 1998, the Company announced that it had entered into an agreement with Franciscan Health System of Ohio Valley, Inc. ("FHSOV") to locate the Company's previously announced Dayton Heart Hospital on the grounds of the Franciscan Medical Center - Dayton Campus. FHSOV will become a 30% investor in the hospital, with the Company and local physician investors holding the remaining interest. Under the terms of the agreement, the Company will be managing member, with responsibility for the day-to-day operations of the hospital.

The Company has announced plans to open two new Fixed-Site Facilities by the end of fiscal year 1998. The facilities will be located in Colorado Springs, Colorado, and Dakota Dunes, South Dakota, and will further strengthen the Company's Diagnostics Division. The Company has agreed to partner with local cardiologists and own a majority interest in the Colorado Springs facility and has entered into a long-term agreement to develop and manage the Dakota Dunes facility. These two cath labs, in addition to the previously announced cath lab under development in Montgomery, Alabama, will bring the total number of mobile and fixed-site cath labs operated by the Company to 33.

In January 1998, MPM acquired a 40-year contract to manage a seven-physician cardiology practice, Valley Cardiology, Inc. ("Valley Cardiology"), located in McAllen, Texas. In April 1998, the Company announced that it had completed a transaction with Dayton, Ohio-based Dayton Heart Center, Inc., under which MedCath would provide long-term management services to the group of 11 cardiologists. Including these transactions, MedCath manages six medical practices comprised of approximately 115 physicians.

In February 1998, the Company announced that is had formed a joint venture to construct a new heart hospital to be located in Albuquerque, New Mexico, which will be the Company's eighth heart hospital. To be named the Heart Hospital of New Mexico, the hospital will be a three-way venture between MedCath, two leading local physician groups and St. Joseph Healthcare System, a leading not-for-profit system in Albuquerque.

                              MedCath Incorporated
        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                 For the Three Month Period Ended March 31, 1998


Pending Transaction

In March 1998, MedCath, Kohlberg Kravis Roberts & Co. ("KKR") and Welsh Carson, Anderson & Stowe ("Welsh, Carson") jointly announced that they had signed a definitive agreement pursuant to which a new company formed by KKR and Welsh, Carson, in which certain members of MedCath's senior management will be investors, will acquire MedCath in a merger for $19 per share in cash. The Company expects to hold a special meeting of its shareholders in July to vote on a proposal to approve the merger.

Results of Operations
---------------------

The following table sets forth, for the periods presented, the percentage of the Company's net revenue represented by the net revenue of each of the Company's operating divisions and by certain items reflected in the Unaudited Condensed Consolidated Statements of Income:



                                                             Three Months Ended             Six Months Ended
                                                                     March 31,                      March 31,
                                                        -------------------------------------------------------------
                                                             1997           1998           1997           1998
                                                        -------------------------------------------------------------
Net revenue:
   Diagnostics Division                                        36.8%          18.6%         38.7%           19.4%
   Practice Management Division                                18.4           18.3          19.7            17.9
   Hospital Division                                           44.8           62.5          41.6            61.9
   Corporate and Other                                          -              0.6           -               0.8
                                                        -------------------------------------------------------------
         Total net revenue                                    100.0%         100.0%        100.0%          100.0%

Operating expenses:
   Medical supplies, personnel & other operating expense       66.7           68.0          65.6            68.7
   Depreciation and amortization expense                       10.2           11.3          10.0            11.8
   Provision for doubtful accounts                              1.8            2.8           1.9             3.1
   Marketing, general and administrative expense                6.7            4.4           7.5             4.6
                                                        -------------------------------------------------------------
         Total operating expenses                              85.4           86.5          85.0            88.2

                                                        -------------------------------------------------------------
Income from operations                                         14.6           13.5          15.0            11.8

Interest expense                                               (3.1)          (5.3)         (3.1)           (5.5)
Interest income                                                 2.2             0.8          2.5             1.0
Minority interest in earnings of consolidated entities         (1.0)          (3.2)         (1.7)           (1.9)
Equity in net earnings of unconsolidated subsidiaries             -              -          -                  -
                                                        -------------------------------------------------------------
Income before income taxes                                     12.7            5.8           12.7            5.4
Provision for income taxes                                     (4.8)          (2.3)          (4.9)          (2.1)
                                                        -------------------------------------------------------------
Net income                                                     7.9%           3.5%           7.8%           3.3%
                                                        =============================================================

                              MedCath Incorporated
        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                 For the Three Month Period Ended March 31, 1998


Results of Operations (continued)
---------------------------------

Net revenue

Consolidated net revenue for the second quarter and six months ended March 31, 1998, increased 86.1% to $49.7 million and 82.6% to $90.5 million, respectively, over the comparable prior year periods. The respective increases of $23.0 million and $40.9 million are primarily attributable to increased net revenue in the Hospital Division. The increase in net revenue in the Hospital Division is primarily due to the March 1997 opening of the Company's second Heart Hospital, the Arkansas Heart Hospital. Additionally, increased procedure volumes at the McAllen Heart Hospital resulted in 16.7% and 17.0% increases, respectively, in net revenue at the hospital over the comparable prior year periods. Also, the opening of the Tucson Heart Hospital in October 1997 contributed to the increased net revenue in the Hospital Division.

Net revenue in the Practice Management Division for the second quarter and six months ended March 31, 1998, increased 85.3% to $9.1 million and 66.3% to $16.2 million, respectively, over the comparable prior year periods. The respective increases of $4.2 and $6.5 million are primarily attributable to the October 1997 acquisition of the contract to manage Pima Heart and to the January 1998 acquisition of the contract to manage Valley Cardiology.

Net revenue in the Diagnostics Division for the second quarter and six months ended March 31, 1998, decreased 6.1% to $9.2 million and 9.4% to $17.5 million, respectively, over the comparable prior year periods. The respective decreases of $597,000 and $1.8 million are partially due to the scheduled July 1997 closing of the Fixed-Site Facility located in Tucson, Arizona, and also due to lower procedure volumes at several of the Company's other diagnostic facilities.

Operating Expenses and Income from Operations

Consolidated operating expenses for the second quarter and six months ended March 31, 1998, increased 88.6% to $43.0 million and 89.4% to $79.8 million, respectively, over the comparable prior year periods. The increase was attributable primarily to operating expenses in the Hospital Division. Consolidated income from operations for the second quarter and six months ended March 31, 1998, increased 71.6% to $6.7 and 44.3% to $10.7 million, respectively, over the comparable prior year periods due to an overall increase in consolidated net revenue. Operating margins for the second quarter and six months ended March 31, 1998, decreased to 13.5% from 14.6%, and to 11.8% from 15.0%, respectively, over the comparable prior year periods. Consolidated EBITDA margin for the second quarter remained constant at 24.8% and, for the six months ended March 31, 1998, EBITDA margin decreased to 23.6% from 25.0% over the comparable prior year periods. These decreases were primarily attributable to the substantial growth in the Practice Management and Hospital Divisions which operate at lower margins than those realized in the Diagnostics Division.

Income from operations at the Hospital Division for the second quarter and six months ended March 31, 1998, increased 366.1% to $3.9 million and 205.2% to $5.7 million, respectively, over the comparable prior year periods. This increase is primarily due to the opening of the Arkansas Heart Hospital in March 1997 and improved operating results at the McAllen Heart Hospital. Operating margins for the second quarter and six months ended March 31, 1998, increased to 12.5% and 10.1%, respectively, over the comparable prior year periods. EBITDA margins for the second quarter and six months ended March 31, 1998, increased to 25.4% from 19.3%, and to 23.8% from 21.5%, respectively, over the comparable prior year periods. The Tucson Heart Hospital, which opened in October 1997, continues to experience operating losses during its initial months of operation. The operating profits at the McAllen and Arkansas Heart Hospitals offset the operating losses at the Tucson Heart Hospital resulting in the overall increase to operating and EBITDA margins. The McAllen and Arkansas Heart Hospitals had EBITDA margins of 26.2% and 33.8%, respectively, for the quarter ended March 31, 1998, and 25.7% and 32.4%, respectively, for the six months ended March 31, 1998.

                              MedCath Incorporated
        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                 For the Three Month Period Ended March 31, 1998


Income from operations in the Practice Management Division for the second quarter and six months ended March 31, 1998, increased 38.2% to $889,000 and 22.0% to $1.4 million, respectively, over the comparable prior year periods. This increase is primarily due to income from the contracts to manage Pima Heart and Valley Cardiology, which were acquired in October 1997 and January 1998, respectively. The Practice Management Division's operating margins for the second quarter and six months ended March 31, 1998, decreased to 9.8% from 13.1%, and to 8.8% from 12.0%, respectively, over the comparable prior year periods. The Practice Management Division's EBITDA margins for the second quarter and six months ended March 31, 1998, decreased to 12.5% from 15.5%, and to 11.5% from 14.4%, respectively, over the comparable prior year periods. These decreases from the comparable prior year periods are due to the structure of the contract to manage Pima Heart.

Income from operations in the Diagnostics Division for the second quarter and six months ended March 31, 1998, decreased 8.4% to $3.3 million and 11.1% to $6.2 million, respectively, over the comparable prior year periods due primarily to lower procedure volumes at several of the Company's diagnostic facilities. Operating margins in the Diagnostics Division for the second quarter and six months ended March 31, 1998, decreased to 36.3% from 37.2%, and to 35.2% from 35.9%, respectively, over the comparable prior year periods. This decrease is primarily due to the additional depreciation expense incurred from new equipment added throughout fiscal year 1997. EBITDA margins in the Diagnostics Division for the second quarter and six months ended March 31, 1998, increased to 49.7% from 48.2%, and to 48.9% from 46.6%, respectively, over the comparable prior year periods due primarily to an increase in consulting and management fee income.

Marketing, general and administrative expenses for the second quarter and six months ended March 31, 1998, increased 21.3% and 11.3%, respectively, over the comparable prior year periods primarily as a result of the Company's continued investment in corporate infrastructure to accommodate growth. In the second quarter of 1998, the Company continued to add personnel to the Human Resources, Information Systems and Accounting departments. These expenses as a percent of consolidated net revenue have decreased to 4.6% for the six months ended March 31, 1997, from 7.5% during the comparable prior year period demonstrating the Company's ability to accommodate growth without a corresponding increase in corporate overhead.

Interest Expense and Interest Income

Interest expense for the second quarter and six months ended March 31, 1998, increased 219.5% to $2.7 million and 226.8% to $5.0 million, respectively, over the comparable prior year periods primarily as the result of interest incurred on borrowings at the Tucson and Arkansas Heart Hospitals which opened during the last 12 months. Substantially all of the property, plant and equipment at the hospitals is financed using borrowings that bear interest at rates ranging from 8.5% to 11.54%. Interest income for the second quarter and six months ended March 31, 1998, decreased to $401,000 and $911,000, respectively, over the comparable prior year periods due to a decrease in average short-term investment balances.

                              MedCath Incorporated
        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                 For the Three Month Period Ended March 31, 1998


Liquidity and Capital Resources
-------------------------------

Operating Cash Flows

Net cash provided by operating activities was $2.2 million for the six months ended March 31, 1998. Accounts receivable increased $15.8 million during the six months ended March 31, 1998, primarily as a result of the opening of the Tucson Heart Hospital and increased revenue at the McAllen and Arkansas Heart Hospitals. At March 31, 1998, the Company had working capital of $27.9 million, including $18.5 million of cash and short-term investments and $38.1 million in accounts receivable.

Investing Cash Flows

During the six months ended March 31, 1998, the Company utilized a net of $62.3 million in investing activities primarily for the construction and development of Heart Hospitals consisting of $10.2 million for the Tucson Heart Hospital, $37.9 million for the Arizona Heart Hospital, $10.0 million for the Heart Hospital of Austin and $5.1 million for the Company's other Heart Hospitals. The Diagnostics Division purchased $4.2 million of new equipment during the six months ended March 31, 1998. The additional acquisition of management contracts in the Practice Management Division totaled $5.7 million, and additional physician advances totaled $2.7 million during the six month period. The Company utilized a net of $4.6 million in other operations. Offsetting these outflows was $18.1 million provided from the sale of short-term investments.

Financing Cash Flows

Financing activities provided $55.4 million during the six month period ended March 31, 1998, primarily from loan proceeds utilized for the construction and development of the Arizona and Tucson Heart Hospitals, and the Heart Hospital of Austin. In addition, the Company's Diagnostics Division borrowed $7.0 million for the purpose of financing certain medical equipment and fixtures.

In November 1997, the Company entered into a mortgage loan with a REIT for the purpose of financing the land acquisition and construction costs of the Heart Hospital of Austin. The interest rate is based on a fixed premium above the seven-year Treasury note rate and the principal and interest is payable monthly over a seven year term using an extended period amortization schedule. As of March 31, 1998, the interest rate on the REIT was 9.50%. The Heart Hospital of Austin's REIT provided $14.3 million of the total loan proceeds during the first six months of 1998.

In December 1997, the Company obtained a financing commitment for up to $29 million for the purpose of financing the land acquisition, construction and a portion of the working capital costs of the Bakersfield Heart Hospital. The interest rate will be at a fixed premium above LIBOR and the outstanding principal balance will be due and payable in full three years from closing of the note, if the Company's optional extension of one year is not exercised. The transaction is expected to be completed in the Company's third fiscal quarter.

In January 1998, the Company obtained financing from an equipment lender providing up to $18 million for the purpose of financing certain medical equipment at the Arizona Heart Hospital located in Phoenix, Arizona. The term of the borrowing is for seven years and the interest rate is based on a fixed premium above the seven-year Treasury note rate and the principal and interest is payable monthly. As of March 31, 1998, the interest rate was 9.07%. Borrowings under the financing agreement are secured by a pledge of the Company's interest in the financed medical equipment.

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

Disclosure Regarding Forward-Looking Statements
-----------------------------------------------

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

             (a)    Exhibits

                    10.1* Master Transaction Agreement dated December 12, 1997 by and between MedCath Physician Management, Inc. and Valley Cardiology, P.A.

                    10.2* Service Agreement dated December 12, 1997 between MedCath Physician Management, Inc. and Valley Cardiology, P.A.

                    10.3 Amendment to Operating Agreement of the Dayton Company dated December 1997 by and among DTO Management, Inc. and several other parties thereto.

                    10.4 Operating Agreement of the Heart Hospital of New Mexico dated as of December 1, 1997 by and among NM Hospital Management, Inc. and several other parties thereto.

                    10.5 Agreement and Plan of Merger dated as of March 12, 1998 by and among the Company, MCTH Acquisition, Inc. and MedCath Holdings, Inc.


                    27     Financial Data Schedule (EDGAR version only)

                 * Portions of these agreements have been deleted pursuant to a request for confidential treatment made under rule 24b-2 under the securities exchange act of 1934, as amended.

             (b) Reports on Form 8-K filed during the three months ended March 31, 1998 are as follows:

                          Date of Report                  Items Reported
                          --------------                  --------------

                          March 23, 1998                  Item 5.  OTHER EVENTS

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MEDCATH INCORPORATED


            Date                           Signature and Title


       May 6, 1998                        /s/  Richard J. Post
                                       ---------------------------------------
                                       Richard J. Post
                                       Chief Financial Officer, Secretary and
                                       Treasurer