Form 10-K/A
period 1997-09-30
MEDCATH INC
filed 1998-07-09
CIK 931782

FORM 10-K/A No. 3
                       Securities and Exchange Commission
                             Washington, D.C. 20549

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

                                               Yes   X       No
                                                   ----          -----

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

     As of December 15, 1997, there were 11,669,359 shares of the Registrant's Common Stock outstanding.

                      Documents Incorporated by Reference

                                      NONE



                              MedCath Incorporated
                           Index to Form 10-K/A No. 3
                      For the Year Ended September 30, 1997

                                                                                                 Page
                                                                                                 ----

Part I

         Item 1 - Business                                                                         3
         Item 2 - Properties                                                                      18
         Item 3 - Legal Proceedings                                                               19
         Item 4 - Submission of Matters to a Vote of Security Holders                             20


Part II

         Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters       21
         Item 6 - Selected Financial Data                                                         22
         Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                  23
         Item 8 - Financial Statements and Supplementary Data                                     34
         Item 9 - Changes in and Disagreements with Accountants or Accounting and Financial
                      Disclosure                                                                  54

Part III

         Item 10 - Directors and Executive Officers of the Registrant                             55
         Item 11 - Executive Compensation                                                         57
         Item 12 - Security Ownership of Certain Beneficial Owners and Management                 64
         Item 13 - Certain Relationships and Related Transactions                                 66


Part IV

         Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K                67


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

Business Segments

     Financial information about the Company's operations by business segment at September 30, 1995, 1996 and 1997 and for the years then ended is set forth in
Note 15 of Notes to Consolidated Financial Statements, included elsewhere herein.

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

     Installation of Pacemakers.. To install a pacemaker, a generator is placed just under the patient's skin by a small incision in the upper left part of the chest. Lead wires are then threaded to the heart via needle puncture in a large vein in the upper chest and then threaded to the heart under x-ray visualization.

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

                                     PART I
================================================================================

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


     Heart Institute of Tucson. . The Heart Institute of Tucson was located in Tucson, Arizona adjacent to a general acute care hospital from which it derived substantially all if its revenues. In August of 1997, in anticipation of the opening of the Tucson Cath Lab Company, the Heart Institute of Tucson was closed. See "Business - Heart Hospitals - Tucson Heart Hospital." In February 1996, the adjacent hospital filed a civil action against the Company and the Tucson Company. See "Business - Legal Proceedings"

     Cardiac Testing Centers. Cardiac Testing Centers consists of two facilities located approximately 10 miles apart in northern New Jersey which are owned by a cardiology group practice. At each facility, Cardiac Testing Centers provides non-invasive diagnostic procedures, including nuclear imaging tests and echocardiograms.

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


Employees



     As of December 15, 1997, the Company employed 1,630 people, of which 175 were engaged in managing and operating the Company's Mobile Cath Labs and Fixed-Site Facilities, 198 in managing physician practices, 1,169 in operating or developing the Company's five Heart Hospital projects and the remainder in management, development, finance and administrative capacities. None of the Company's employees are represented by a labor union.



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



Item 3 - Legal Proceedings [To be Updated by Hal]



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


     On July 18, 1997, Murray Michael, filing individually and as the President of South Texas Extracorporeal Professionals, Inc., and South Texas Extracorporeal Professionals, Inc., filed suit in the 93rd District Court in Hidalgo County, Texas, against the McAllen Partnership, the McAllen Heart Hospital, McAllen Perfusion Associations, Inc. and several physicians. The Plaintiff's Original Petition alleges that South Texas Extracorporeal Professionals, Inc. contracted to be the exclusive provider of perfusion services for all heart surgeries performed at the McAllen Heart Hospital for a three year term. Plaintiff's Original Petition alleges that the named physicians and McAllen Perfusion Associates, Inc. tortiously interfered with that contract. The Plaintiff's Original Petition asserts other causes of action against the defendant, including libel. Against the McAllen Heart Hospital the McAllen Partnership Plaintiff's Original petition alleges breach of that contract. Plaintiff's Original Petition seeks compensatory and punitive damages as well as an accounting. The litigation is currently pending in the 93rd District Court, Hidalgo County, Texas. The McAllen Partnership and McAllen Heart Hospital have retained counsel to defend this litigation and are defending it. No trial date has been set. The litigation is proceeding through the discovery and pretrial motion process. In the opinion of management of the Company, it is unlikely that the ultimate outcome of this litigation will have a material adverse effect on the Company's operations or its financial condition. There can be no assurance, however, that an adverse outcome of any such litigation would not have a material adverse effect on the Company, the McAllen Partnership, or the McAllen Heart Hospital.


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

                                                         Price Range
                                              --------------------------------
                                                   High             Low
                                                   ----             ---
                              1996
                              ----

                    First Quarter                  $25 3/4          $17
                    Second Quarter                 $30              $18 1/2
                    Third Quarter                  $42 5/8          $10 3/4
                    Fourth Quarter                 $19 1/4          $7 3/4

                              1997

                    First Quarter                  $17 1/2          $12 1/8
                    Second Quarter                 $16              $14
                    Third Quarter                  $16              $12 3/8
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

                                     PART II
================================================================================

Item 6 - Selected Financial Data


                              MedCath Incorporated
                      Selected Consolidated Financial Data

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

     INCOME STATEMENT DATA                                                        Year Ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                  1993           1994        1995 (1)         1996          1997
------------------------------------------------------------------------  ------------- -------------  ------------- --------------


Net revenue                                                    $ 17,635       $ 25,892      $ 40,106       $ 66,191      $ 110,910

Medical supplies, personnel and other operating expenses          9,113         13,239        23,586         43,502         73,109
Depreciation and amortization expense                             2,179          2,767         3,633          6,649         12,855
Provision for doubtful accounts                                       -              -             -            735          2,083
Marketing, general and administrative expense                     2,601          3,492         4,438          5,408          7,037
                                                           -------------  ------------- -------------  ------------- --------------
Income from operations                                            3,742          6,394         8,449          9,897         15,826
Interest expense, net                                            (1,235)        (1,632)           (8)          (523)        (3,018)
Minority interest in earnings of consolidated entities             (654)          (893)       (1,530)          (979)        (1,539)
Equity in net earnings of unconsolidated joint venture                -             93           117            104              -
                                                           -------------  ------------- -------------  ------------- --------------
Income before income taxes and extraordinary item                 1,853          3,962         7,028          8,499         11,269
Provision for income taxes                                         (551)        (1,497)       (2,777)        (3,297)        (4,315)
                                                           -------------  ------------- -------------  ------------- --------------
Income before extraordinary item                                  1,302          2,465         4,251          5,202          6,954
Extraordinary loss                                                            -              -  (228)             -           (230)
                                                           -------------  ------------- -------------  ------------- --------------
Net income                                                      $ 1,302        $ 2,465       $ 4,023        $ 5,202        $ 6,724
                                                           =============  ============= =============  ============= ==============
Net income per weighted average share: (3)
     Income before extraordinary item                            $ 0.38         $ 0.73        $ 0.55         $ 0.53         $ 0.62
     Extraordinary loss                                               -              -         (0.03)          -             (0.02)
                                                           -------------  ------------- -------------  ------------- --------------
     Net income                                                  $ 0.38         $ 0.73        $ 0.52         $ 0.53         $ 0.60
                                                           =============  ============= =============  ============= ==============

     Shares used in computation                                   3,388          3,395         7,760          9,875         11,149
                                                           =============  ============= =============  ============= ==============

Net income per share assuming dilution: (3)
     Income before extraordinary item                            $ 0.22         $ 0.42        $ 0.51         $ 0.51         $ 0.60
     Extraordinary loss                                               -              -         (0.03)          -             (0.02)
                                                           -------------  ------------- -------------  ------------- --------------
     Net income                                                  $ 0.22         $ 0.42        $ 0.48         $ 0.51         $ 0.58
                                                           =============  ============= =============  ============= ==============
     Shares used in computation                                   5,832          5,918         8,381         10,193         11,686
                                                           =============  ============= =============  ============= ==============



     BALANCE SHEET DATA                                             September 30,
----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                         1993         1994          1995           1996          1997
------------------------------------------------------  ------------ -------------  ------------- --------------


Cash and short-term investments               $ 3,452      $ 5,466      $ 18,525       $ 61,693       $ 42,951
Working capital                                 2,186        2,893        17,240         64,816         47,498
Total assets                                   23,034       37,905        78,372        181,681        259,008
Long-term debt and capital leases, excluding
     current maturities                         5,810       13,198        15,734         45,896         98,863
Subordinated debt                               3,766        3,842             -              -              -
Redeemable convertible preferred stock          6,763        6,763             -              -              -
Shareholders' equity                            1,479        4,256        50,494        120,245        127,137



     CASH FLOW AND OTHER DATA                                   Year Ended September 30,
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                        1993          1994         1995         1996         1997
-------------------------------------------------------  ------------ ------------  ----------  ---------


Net cash provided by operating activities     $ 4,237       $ 6,061      $ 7,963      $ 7,115    $ 14,992
Net cash used in investing activities          (7,273)       (9,572)     (31,299)     (98,693)    (55,016)
Net cash provided by financing activities       5,255         3,524       26,496       89,782      52,605
EBITDA (2)                                      5,921         9,161       12,082       16,456      28,681


(1) Includes the results of operations of PhysMed Management Services, Inc., which was acquired in a purchase business combination effective October 1, 1994. See Note 3 of Notes to Consolidated Financial Statements for the year ended September 30, 1997.

(2) EBITDA represents income from operations before depreciation, amortization, interest, minority interests, equity in income of unconsolidated subsidiaries and income taxes. While EBITDA should not be construed as a substitute for income from operations or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs.

(3) The net income per share amounts have been restated to comply with Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). For further discussion of earnings per share and the impact of SFAS 128, see Note 16 of Notes to Consolidated Financial Statements for the year ended September 30, 1997.

                                     PART II
================================================================================

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

Hospital Division

     Since 1994, the Company has formed numerous ventures for the purpose of constructing and operating its specialty Heart Hospitals. The Company serves as manager and owns a majority interest (generally 51%) in these ventures represented by pro rata cash contributions from the Company ranging from $730,000 to $2.0 million. Other investors in the ventures include cardiologists and cardiovascular and vascular surgeons as well as other physicians who will practice at the hospital. Accordingly, these ventures are included in the Company's consolidated financial statements, and the ventures' profits and losses are allocated to its partners or members on a pro rata basis. However, if the cumulative losses of a venture exceed its initial capitalization, the Company, as the only general partner or managing member, is required to recognize 100% of the ventures' losses that otherwise would be allocated on a pro rata basis. The Company will continue to recognize 100% of the ventures' profits and losses to the extent it has previously recognized a disproportionate share of the ventures losses. 23

                                     PART II
================================================================================

As of September 30, 1997, the Company operated two Heart Hospitals; the McAllen Heart Hospital, located in McAllen, Texas, which opened in January 1996 and the Arkansas Heart Hospital, located in Little Rock, Arkansas, which opened in March 1997. Each is a licensed general acute-care hospital having from 60 to 84 beds, three to six cardiac catheterization labs and three surgery suites.

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

                                     PART II
================================================================================
Results of Operations

     The following table sets forth the percentages of net revenue represented by certain items reflected in the Company's Consolidated Statements of Income.


                                                                           Year Ended September 30,
                                                                    ---------------------------------------
                                                                        1995         1996         1997
                                                                        ----         ----         ----

Net Revenue:
   Diagnostics Division                                                 75.6%         51.5%        33.0%
   Practice Management Division                                         24.4          22.2         17.0
   Hospital Division                                                     -            26.3         49.6
   Other                                                                 -             -             .4
                                                                    ------------- ------------ ------------
         Total Net Revenue                                             100.0%        100.0%       100.0%

Operating Expenses:
   Medical Supplies, Personnel & Other Operating Expenses               58.8          65.7         65.9
   Depreciation and Amortization Expense                                 9.1          10.0         11.6
   Provision for Doubtful Accounts                                       -             1.1          1.9
   Marketing, General and Administrative Expenses                       11.0           8.2          6.3
                                                                    ------------- ------------ ------------
         Total Operating Expenses                                       78.9          85.0         85.7

                                                                    ------------- ------------ ------------
Income From Operations                                                  21.1          15.0         14.3

Interest Expense, Net                                                    -             (.8)        (2.7)
Minority Interest in Earnings of Consolidated Entities                  (3.8)         (1.5)        (1.4)
Equity in Earnings of Unconsolidated Subsidiaries                         .2            .2          -
                                                                    ------------- ------------ ------------
Income Before Income Taxes and Extraordinary Item                       17.5          12.9         10.2
Provision for Income Taxes                                              (6.9)         (5.0)        (3.9)
                                                                    ------------- ------------ ------------
Income  Before Extraordinary Item                                       10.6           7.9          6.3
Extraordinary Loss on Early Extinguishment of Debt                       (.6)          -            (.2)

                                                                    ============= ============ ============
Net Income                                                              10.0%          7.9%         6.1%
                                                                    ============= ============ ============

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

                                     PART II
================================================================================

     Net revenue in the Practice Management Division increased 28.2% to $18.8 million in 1997 from $14.7 million in 1996 accounting for $4.1 million of the increase in consolidated net revenue. This increase was partially attributable to the October 1996 acquisition of a contract to manage Heart Clinic, P.A., ("Heart Clinic") and also to an increase in net revenue from existing contracts to manage the Arizona Medical Clinic ("AMC") and Mid-Atlantic Medical Specialists, Inc., ("Mid-Atlantic"). All other changes in net revenue of individual Managed Practices over the prior year were not significant. The total number of physicians under management in the Practice Management Division increased to 79 in 1997 compared with 66 in 1996.

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

                                     PART II
================================================================================

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

                                     PART II
================================================================================

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

                                     PART II
================================================================================
     Investing Cash Flows

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

                                     PART II
================================================================================

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

                                     PART II
================================================================================
General Trends and Business Outlook

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

                                     PART II
================================================================================


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

                                     PART II
================================================================================

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

                                     PART II
================================================================================


Item 8 - Financial Statements and Supplementary Data



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedCath Incorporated at September 30, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.


                                                              ERNST & YOUNG LLP

Charlotte, North Carolina
November 7, 1997, except for
   Note 16, as to which the date is April 9, 1998.

                                     PART II
================================================================================


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
                                                                         =======          ======       =====




See accompanying notes.

                                     PART II
================================================================================

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
                                                                                ========   ========

See accompanying notes.

                                     PART II
================================================================================


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
                                                              ====================================================================


See accompanying notes.

                                     PART II
================================================================================

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
                                                                                ========    ========    ========


See accompanying notes.

                                     PART II
================================================================================

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

Investments in unconsolidated affiliates in which the Company owns 20% or more and has significant influence over the affiliates' operating and financial policies are accounted for using the equity method of accounting and other investments are stated at cost.


The Company does not have exclusive authority over all decision making related to ongoing, major, or central operations of the Managed Practices, compensation of the licensed medical professionals, and does not have the ability to establish and implement guidelines for the selection, hiring, and firing of the licensed medical professionals. Accordingly, the Company does not have a controlling financial interest in the Managed Practices as defined by Emerging Issues Task Force No. 97-2 "Consolidation of Physicians' Practice Entities", and therefore does not include the Managed Practices in the Consolidated Financial Statements of the Company.


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

                                     PART II

================================================================================





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

                                     PART II
================================================================================


Revenue Recognition


In the Company's Fixed-Site Facilities under management, the Company's management fee is based on a percentage of the facilities' net income, ranging from 55% to 90%, plus the reimbursement of certain operating expenses. The total net revenue derived from the Company's Fixed-Site Facilities under management represented 22%, 15%, and 9% of the Company's consolidated net revenue for the fiscal years ended September 30, 1995, 1996, and 1997, respectively. The financial statements of the co-owned Fixed-Site Facilities are included in the Consolidated Financial Statements since the Company's ownership percentage in the facilities ranges from 51% to 60%.

The Company's management fee for the services provided to all but one of the Managed Practices is calculated as a percentage of operating income of the practice, ranging from 15% to 20%, plus reimbursement of certain expenses incurred in managing the practice. In one of the Managed Practices, the Company's management fee for the services provided is calculated as approximately 4% of the net revenue of the practice, plus reimbursement of certain expenses incurred in managing the practice. The total net revenue derived from the Company's Managed Practices represented 24%, 22% and 17%, of the Company's consolidated net revenue for the fiscal years ended September 30, 1995, 1996, and 1997 respectively. The Company's risk associated with any managed care contracts entered into by the practices is limited to the Company's participation in the practices' net revenue or net income.

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

Net Income Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.


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

                                     PART II
================================================================================


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

Net revenue, net income and net income per share for the Company and HealthTech for the period presented prior to the pooling are as follows (in thousands, except per share data):

                                                                          Six Months Ended March
                                                                                 31, 1995
                                                                          ------------------------
                                                                                (unaudited)
                Net revenue:
                   MedCath                                                       $  16,076
                   HealthTech                                                        3,980
                                                                          ------------------------
                   Combined                                                      $  20,056
                                                                          ========================

                Net income:
                   MedCath                                                      $    1,494
                   HealthTech                                                          556
                   Pro forma tax provisions                                           (212)
                                                                          ------------------------
                   Combined                                                     $    1,838
                                                                          ========================

                Combined per share data assuming dilution:
                   Income before extraordinary item                                $  0.26
                                                                          ------------------------

                   Net Income                                                      $  0.23
                                                                          ========================

                                     PART II
================================================================================

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

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

                                                                                  September 30,
                                                                       ------------------------------------
                                                                             1996              1997
                                                                       ------------------------------------
Land                                                                        $     8,057      $    16,237
Building                                                                         15,733           42,528
Medical  equipment                                                               39,233           66,972
Equipment  held under capital leases                                              2,447            1,284
Office equipment                                                                  1,759            4,754
Construction in progress                                                         17,072           27,352
                                                                       ------------------------------------
                                                                                 84,301          159,127
Less accumulated depreciation                                                   (11,997)         (19,942)
                                                                       ------------------------------------

                                                                             $   72,304       $  139,185
                                                                       ====================================


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

                                     PART II
================================================================================


 5. Supplementary Information

Accounts Receivable

Accounts receivable, net consisted of the following (in thousands):

                                                                                  September 30,
                                                                       ------------------------------------
                                                                             1996              1997
                                                                       ------------------------------------

Receivables, principally from billings to hospitals for various
   cardiology procedures                                                   $      2,272     $      2,896
Receivables, principally from patients and third party payors                     4,983           14,130
Amounts under management contracts                                                1,870            3,283
Other                                                                             1,277            2,051
                                                                       ------------------------------------
                                                                            $    10,402      $    22,360
                                                                       ====================================

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

                                                                                  September 30,
                                                                       ------------------------------------
                                                                             1996              1997
                                                                       ------------------------------------

Compensation and other payroll related benefits                            $      2,514     $      3,448
Vendor accruals                                                                     343            1,915
Property taxes                                                                      206              773
Other                                                                               561            3,512
                                                                       ------------------------------------
                                                                           $      3,624     $      9,648
                                                                       ====================================


6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

                                                                                  September 30,
                                                                       ------------------------------------
                                                                             1996              1997
                                                                       ------------------------------------

   The REIT Loans (as defined below)                                           $ 34,570         $ 58,781
   The Phoenix Loan (as defined below)                                                -           11,133
   Convertible Subordinated Debt (as defined below)                                   -            4,452
   Notes payable to various equipment lenders
                                                                                 10,689           27,638
    Other notes payable
                                                                                    514              202
                                                                       ------------------------------------
                                                                                 45,773          102,206
    Less current portion                                                         (1,931)          (5,503)
                                                                       ------------------------------------

                                                                          $      43,842    $      96,703
                                                                       ====================================


                                     PART II
================================================================================


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

In August 1997, the Company entered into a mortgage loan with a bank for the purpose of financing a portion of the land acquisition and construction costs of the Arizona Heart Hospital (the "Phoenix Loan"). Borrowings of up to $28 million are available and the term is for three years, subject to extension for an additional year at the option of the Company. Principal amortization begins in September 1999 using an extended amortization schedule and becomes due and payable in September 2000, unless the term is extended by the Company. Interest is payable monthly based on LIBOR plus 3 1/4% decreasing to LIBOR plus 2 3/4% upon the attainment of certain financial ratios. As of September 30, 1997, the interest rate on the Phoenix Loan was 8.50%. Borrowings under the Phoenix Loan are secured by a pledge of the Company's interest in the Partnership, the land on which the hospital stands, the hospital building and fixtures and certain other hospital assets.

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

In October 1996, the Company entered into a 40-year contract to manage Heart Clinic, P.A. ("Heart Clinic") a multi-physician cardiologist group located in McAllen, Texas. The Company issued a convertible subordinated promissory note in the amount of $6.4 million in connection with the acquisition. In November 1996, $1.9 million of the outstanding principal balance was paid in accordance with the terms of the note. The remaining principal amount of the note is due and payable on October 1, 1998, in cash or in shares of common stock of the Company (at the option of the noteholder) at a conversion price of $14 per share. Interest is payable annually at a rate of 4% on the outstanding principal. A contingent convertible subordinated promissory note was also issued in October 1996 and the amount of the note will be based on performance levels of the Heart Clinic physicians for the 1997 calendar year. The note is not a profit sharing agreement and if the production levels are met, the note will be issued regardless of the physicians' employment status with the practice. Accordingly, additional amounts provided under the note, if any, will be considered an addition to the acquisition cost of the management contract, will be recorded as an intangible asset and will be amortized over the remaining term of the management contract.

Covenants related to long-term debt prohibit the payment of dividends and require the maintenance of specific financial ratios and amounts. The Company was in compliance with these covenants at September 30, 1997.

                                     PART II
================================================================================

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

Future maturities of long-term debt as of September 30, 1997 are as follows (in thousands):


         Fiscal Year
            1998                                                             $     5,503
            1999                                                                  10,162
            2000                                                                  17,272
            2001                                                                   6,117
            2002                                                                   4,540
            2003 and thereafter                                                   58,612
                                                                        -------------------
                                                                               $ 102,206
                                                                        ===================

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

Total future minimum payments under leases with initial terms of one year or more as of September 30, 1997 are as follows (in thousands):


                                                                 Capital              Operating
         Fiscal Year
            1998                                                 $      838             $     764
            1999                                                        838                   676
            2000                                                        838                   529
            2001                                                        785                   442
            2002                                                         32                   369
            2003 and thereafter                                           -                    50
                                                           -------------------   ---------------------

            Total future minimum lease payments                       3,331             $   2,830
                                                                                 =====================
            Less:  amounts representing interest                       (572)
                                                           -------------------
            Present value of net minimum lease payments               2,759
            Less: current portion                                      (599)
                                                           -------------------
                                                                  $   2,160
                                                           ===================


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

                                     PART II
================================================================================


Total future minimum revenue to be earned under these agreements as of September 30, 1997 is as follows (in thousands):

         Fiscal Year
            1998                                                               $   6,126
            1999                                                                   1,994
            2000                                                                     774
            2001                                                                       7
                                                                        -------------------
                                                                                $  8,901
                                                                        ===================

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

8. Income Taxes

The components of the provision for income taxes were as follows (in thousands):

                                                                     Year Ended September 30,
                                                       ------------------------------------------------------
                                                              1995             1996              1997
                                                       ------------------------------------------------------

Current tax expense:
   Federal                                                $       1,732          $ 2,296          $ 2,466
   State                                                            350              674              742
Deferred tax expense:
   Federal                                                          443              253              825
   State                                                             40               74              282

Pro forma tax provision of pooled entity                            212              -                -
                                                       ------------------------------------------------------
                                                          $       2,777          $ 3,297          $ 4,315
                                                       ======================================================


The components of net deferred taxes were as follows (in thousands):

                                                                  September 30,
                                                       ------------------------------------
                                                              1996             1997
                                                       ------------------------------------

Deferred tax liabilities:
   Excess of book over tax bases of property and
     equipment                                               $   (1,700)        $  (4,423)
   Tax over book amortization                                      (697)              (64)
   Other                                                           (468)             (167)
Deferred tax assets:
   Nondeductible reserves                                           120               813
    Other                                                           120               110
                                                       ------------------------------------
Net deferred tax liability                                    $  (2,625)        $  (3,731)
                                                       ====================================

                                     PART II
================================================================================



The differences between the U.S. federal statutory tax rate and the Company's effective rate were as follows:

                                                                     Year Ended September 30,
                                                       ------------------------------------------------------
                                                              1995             1996              1997
                                                       ------------------------------------------------------

Statutory federal income tax rate                             34.0%             34.0%            34.0%
State income taxes                                             4.1               6.0              6.1
Tax exempt interest income                                     -                (3.3)            (4.9)
Other                                                          1.4               2.1              3.4
                                                       ------------------------------------------------------
Effective income tax rate                                     39.5%             38.8%            38.6%
                                                       ======================================================

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

                                     PART II
================================================================================


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

                                                                    Year Ended September 30,
                                                      --------------------------- --------------------------
                                                                 1996                       1997
                                                      --------------------------- --------------------------
Net Income:
   As Reported                                                 $ 5,202                     $ 6,724
   Pro Forma                                                   $ 5,109                     $ 6,252
Net Income Per Weighted Average Share
   As Reported                                                  $ .53                       $ .60
   Pro Forma                                                    $ .52                       $ .56
Net Income Per Share Assuming Dilution
   As Reported                                                  $ .51                       $ .58
   Pro Forma                                                    $ .50                       $ .56



Because SFAS 123 is applicable only to options granted after September 30, 1995, only those subsequent years are presented.


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the option grants which occurred during 1996 and 1997:


                                                                    Year Ended September 30,
                                                      --------------------------- --------------------------
                                                                 1996                       1997
                                                      --------------------------- --------------------------

Volatility                                                  23.0% - 24.2%               23.0% - 24.2%
Interest rate                                                6.0% - 6.9%                 6.0% - 7.1%
Expected life (years)                                           6 - 10                     6 - 10

Stock-based compensation costs on a pro forma basis would have reduced pretax income by $153,000 ($93,000 after tax) and $768,000 ($472,000 after tax) in 1996 and 1997, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma disclosures may not be representative of that to be expected in future years.

                                     PART II
================================================================================


Option plan activity for the years ended September 30, 1995, 1996 and 1997 is set forth below:



                                                     Number of Shares      Weighted
                                                                        Average Option      Price Per Share
                                                                            Price
                                                    --------------------------------------------------------
                                                    --------------------------------------------------------

Outstanding options, September 30, 1994                    300,118       $ 3.91               $  3.54 -  7.51
Granted                                                    310,000        12.31                 12.00 - 14.00
Exercised                                                  (52,020)        3.63                  3.54 -  7.51
Canceled                                                         -
                                                    -------------------
Outstanding options, September 30, 1995                    558,098       $ 8.60               $  3.54 - 14.00
Granted                                                    475,448        17.32                 12.00 - 34.75
Exercised                                                  (40,721)        3.88                  3.54 -  7.51
Canceled                                                   (92,500)       19.89                 13.50 - 34.75
                                                    -------------------
Outstanding options, September 30, 1996                    900,325       $12.26              $   3.54 - 24.00
Granted                                                    270,449        14.50                 13.13 - 19.50
Exercised                                                  (47,277)        3.54                  3.54
Canceled                                                  (205,870)       16.57                  3.54 - 18.25
                                                    -------------------
Outstanding options, September 30, 1997                    917,627       $12.40                 $3.54 - 24.00
                                                    ===================

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

Options outstanding at September 30, 1997 consisted of the following:


                               Options Outstanding                         Options Exercisable
                      --------------------------------------    ------------------------------------------

     Remaining                           Weighted Average                           Weighted Average
  Contractual Life        Number          Exercise Price            Number           Exercise Price
--------------------- ---------------- ---------------------    --------------- --------------------------

      5 Years             121,140          $  3.54                  81,713               $  3.54
      6 Years              23,539             7.51                  15,300                  7.51
      8 Years             286,500            12.34                  29,286                 13.23
      9 Years             254,999            15.35                  33,318                 15.69
      10 Years            231,499            14.36                  20,677                 13.13
                      ----------------                          ---------------
                          917,627                                  180,294
                      ================                          ===============


10. Supplemental Cash Flow Information


The Company gave non-cash consideration totaling approximately $7.0 million, $1.9 million and $7.3 million for the years ended September 30, 1995, 1996 and 1997, respectively, for acquisitions of net assets and management contracts.

                                     PART II
================================================================================


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

                                     PART II
================================================================================


14. Quarterly Financial Data (Unaudited)

Summarized quarterly financial results were as follows (in thousands, except per share data):

                                         First            Second            Third            Fourth
                                        Quarter           Quarter          Quarter           Quarter
                                    ----------------------------------------------------------------------
Fiscal Year 1996:
   Net revenue                        $  11,209        $  17,284         $  18,376        $  19,322
   Operating expenses                     8,846           14,631            16,108           16,709
                                    ----------------------------------------------------------------------
   Income from operations                 2,363            2,653             2,268            2,613
   Net income                             1,226            1,302             1,172            1,502
   Net income per weighted
     average share                          .14              .15               .11              .13
   Net income per share assuming
     dilution                               .14              .14               .10              .13
Fiscal Year 1997:
   Net revenue                           22,854           26,709            29,915           31,432
   Operating expenses                    19,333           22,805            25,880           27,066
                                    ----------------------------------------------------------------------
   Income from operations                 3,521            3,904             4,035            4,366
   Income before extraordinary loss
                                          1,754            2,097             1,546            1,557
   Extraordinary loss                           -                -                  -          (230)
                                    ----------------------------------------------------------------------
   Net income                         $   1,754        $   2,097         $   1,546        $   1,327
                                    ======================================================================

   Income per weighted average
     share before extraordinary
     item                                   .16              .19               .14              .13
                                    ======================================================================

   Income per share before
     extraordinary item assuming
     dilution                               .15              .18               .13              .14
                                    ======================================================================

   Net income per weighted average
     share                                  .16              .19               .14              .12
                                    ======================================================================

   Net income per share assuming
     dilution                               .15              .18               .13              .12
                                    ======================================================================

                                     PART II
================================================================================


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


                                                                    Year Ended September 30
                                                     ------------------------------------------------------
                                                           1995              1996             1997
                                                     ------------------------------------------------------
Net revenue:
   Diagnostics Division                                   $    30,308    $       34,085   $       36,612
   Practice Management Division                                 9,798            14,706           18,848
   Hospital Division                                                  -          17,400           54,966
    Corporate and other                                              -                               484
                                                     ----------------- ----------------------------------
                                                                                      -
     Consolidated totals                                  $    40,106    $       66,191  $       110,910
                                                          ===========    ==============  ===============
Income from operations:
   Diagnostics Division                                   $    10,611  $         12,972 $         12,978
   Practice Management Division                                 1,003             1,499            2,222
   Hospital Division                                                -              (616)           5,267
   Corporate and other                                         (3,165)           (3,958)          (4,641)
                                                        --------------  ---------------- ----------------
     Consolidated totals                                 $      8,449   $         9,897 $         15,826
                                                         ============   =============== ================
Depreciation and amortization:
   Diagnostics Division                                  $      3,405   $         3,474  $         4,452
   Practice Management Division                                   184               251              466
   Hospital Division                                                -             2,838            7,745
   Corporate and other                                             44                86              192
                                                         ------------      ------------     ------------
     Consolidated totals                                 $      3,633   $         6,649 $         12,855
                                                         ============   =============== ================
Capital expenditures:
   Diagnostics Division                                  $      3,020  $                $          3,334
                                                                                  6,611
   Practice Management Division                                     -                72              343
   Hospital Division                                           13,043            37,978           70,940
   Corporate and other                                            170               317              835
                                                       --------------    --------------   --------------
     Consolidated totals                                  $    16,233    $       44,978   $       75,452
                                                          ===========    ==============   ==============
Aggregate identifiable assets:
   Diagnostics Division                                   $    31,378    $       37,641   $       48,259
   Practice Management Division                                10,289            15,089           21,484
   Hospital Division                                           21,947            68,740          158,722
   Corporate and other                                         14,758            60,211           30,543
                                                         ------------      ------------     ------------
     Consolidated totals                                  $    78,372     $     181,681    $     259,008
                                                          ===========     =============    =============

Substantially  all of the  Company's  revenue in its  Diagnostics  and  Hospital
Divisions is derived directly or indirectly from patient services, and substantially all of the Company's revenue in its Practice Management Division is derived from management fees. The amounts presented for "Corporate and other" include, general overhead expenses, certain cash and cash equivalents, short-term investments, prepaid expenses, other assets and other operations of the business not subject to segment reporting.

                                     PART II
================================================================================


16.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                    Year Ended September 30
                                                     ------------------------------------------------------
                                                           1995              1996             1997
                                                     ------------------------------------------------------
Numerator:
    Income before extraordinary item            (A)         $   4,251         $   5,202        $   6,954
    Interest Expense - Convertible
      Subordinated Debt                                             -                 -              112
                                                     ------------------------------------------------------

    Adjusted income before
      extraordinary item                        (B)         $   4,251         $   5,202        $   7,066
                                                     ======================================================


    Net income                                  (C)         $   4,023         $   5,202        $   6,724
    Interest Expense - Convertible
      Subordinated Debt                                             -                 -              112
                                                     ------------------------------------------------------
    Adjusted net income                         (D)         $   4,023         $   5,202        $   6,836
                                                     ======================================================

Denominator:
    Weighted Average Common Shares
      Outstanding                               (E)             7,760             9,875           11,149
    Assumed conversion of Redeemable
      Preferred Stock  into Common Shares
      at beginning of year                                        410                 -                -
    Dilutive effect of stock options                              211               318              219
    Assumed conversion of Convertible
      Subordinated Debt into Common Shares
                                                                    -                 -              318
                                                     ------------------------------------------------------

    Adjusted weighted average shares and
      assumed conversions                       (F)             8,381            10,193           11,686
                                                     ======================================================

Basic earnings per share
    Income before extraordinary             (A)/(E)         $     0.55        $     0.53       $     0.62
      item
                                                     ======================================================
    Net income                              (C)/(E)         $     0.52        $     0.53       $     0.60
                                                     ======================================================

Diluted earnings per share
    Income before extraordinary             (B)/(F)         $     0.51        $     0.51       $     0.60
      item
                                                     ======================================================
    Net income                              (D)/(F)         $     0.48        $     0.51       $     0.58
                                                     ======================================================

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


         Stephen R. Puckett was a founder of the Company in 1988 and has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since that time. From 1984 to 1989, Mr. Puckett served as Executive Vice President and Chief Operating Officer of Charlotte Mecklenburg Hospital Authority (the "Authority"), a 1,677-bed multi-hospital system, and from 1981 to 1983, he served as Senior Vice President of the Authority. Carolinas Medical Center, an 853-bed hospital and the largest facility in the Authority's system, operates one of the largest heart programs in the Southeast. While he was associated with the Authority, Mr. Puckett was active in managing many of the additions to the Carolinas Medical Center, including an 80,000 square foot heart institute with four surgical suites and several cardiac diagnostic and therapeutic laboratories. From 1976 to 1981, Mr. Puckett worked for the University of Alabama hospital and served in a variety of management positions with increasing responsibilities for hospital operations. Mr. Puckett serves as a director of Cardiovascular Diagnostics, Inc. Mr. Puckett received a B.A. and an M.S. in Health Management from the University of Alabama.

         David Crane has served as a director and Chief Operating Officer of the Company since 1989 and Executive Vice President since 1997. From 1985 to 1989, Mr. Crane was employed by MediVision, Inc., an owner/manager of ophthalmic outpatient surgery centers and private ophthalmic surgical practices, and he served as Chief Operating Officer of MediVision from 1987 to 1989. While he was associated with MediVision, Mr. Crane managed the construction of several ophthalmic outpatient surgical centers. From 1982 to 1985, he was a business and health care consultant with Bain & Company, a consulting firm. Mr. Crane received a B.A. from Yale University and an M.B.A. from Harvard Business School.

                                    PART III

================================================================================


         Charles W. (Todd) Johnson has served as a Vice President of the Company since April 1995 when the Company acquired all of the outstanding shares of HealthTech Corporation and as Senior Vice President - Development and Managed Care since 1997. Mr. Johnson was the founder and President of HealthTech Corporation, a company whose principal business was the ownership and operation of mobile cardiac catheterization laboratories. Prior to founding HealthTech Corporation in July 1991, Mr. Johnson was a partner in Paragon Group, a national real estate development and investment company. Mr. Johnson received a B.A. from the University of North Carolina and an M.B.A. from Wake Forest University.

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

                                    PART III

================================================================================

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


Item 11 - Executive Compensation

         The table on the following page sets forth certain information for each of the last three fiscal years concerning the compensation of the Company's President and Chief Executive Officer and the Company's other four most highly compensated executive officers who were serving as executive officers at September 30, 1997 (the "Named Executive Officers").

                                    PART III

================================================================================


                           Summary Compensation Table


                                                                                Long-Term
                                                                               Compensation
                                                                                  Awards
                                                                                Number of
                                                                                Securities       All Other
                                                                                Underlying      Compensation
                                                Annual Compensation           Options (#)(1)       ($)(2)
                                                -------------------           --------------       ------
Name and Principal Position            Year       Salary ($)    Bonus ($)
---------------------------            ----       ----------    ---------


Stephen R. Puckett
  President and Chief Executive        1997       $ 259,980       $127,500         52,143            $ 2,250
  Officer ......................       1996          192,344        67,247         77,671              2,461
                                       1995          183,185       116,000        100,000              2,481



David Crane                            1997        $ 204,972      $100,000         30,000            $ 2,250
  Executive  Vice President and        1996          160,287        56,039         51,276              2,439
  Chief  Operating Officer......       1995          152,654        84,000         60,000              2,435


Charles W. (Todd) Johnson
  Senior Vice President -              1997        $ 170,904      $ 90,000          8,306            $ 2,370
  Development and                      1996          155,925        54,511         29,001              3,086
  Managed Care.................        1995(3)        65,058        47,000         20,000                400


Richard J. Post
  Chief Financial Officer,             1997        $ 147,372      $ 72,500         50,000              $ 184
  Secretary and                        1996         --------      --------       --------           --------
  Treasurer.....................       1995         --------      --------       --------           --------


R. William Moore, Jr.
  President-Hospital Division...       1997         $148,800      $ 50,000       --------           $ 22,893
                                       1996          141,639        14,000          7,500              2,125
                                       1995          115,000        52,500       --------              1,688

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

                                    PART III

================================================================================



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

Stock Options Granted During the Fiscal Year Ended September 30, 1997

         The following table provides certain information concerning grants of options to purchase shares of Common Stock made during the fiscal year ended September 30, 1997 to the Named Executive Officers. These option grants were made under the Company's Omnibus Stock Plan, and represented, in each instance, a replacement grant upon cancellation of previously-granted stock options. In connection with these replacement grants, the exercise prices of the stock options previously awarded to these executive officers were adjusted to reflect the replacement grant-date market price. The vesting provisions of these replacement stock options did not, however, provide the Named Executive Officers with any credit for the periods of time they held the stock options that were canceled in connection with the replacement grants.

                                          Option Grants in Last Fiscal Year

                                              IndividualGrants

                                              % of Total
                               Number of        Options
                              Securities      Granted to                            Potential Realizable Value
                              Underlying       Employees   Exercise                   at Assumed Annual Rates
                                Options        in Fiscal     Price     Expiration      of Stock Price Appreciation
                              Granted (#)      Year (1)     ($/sh)        Date              for Option Term (2)
                              -----------    ------------ ----------      -----     -------------------------------
           Name                                                                           5% ($)          10% ($)
           ----                                                                           ------          -------

Stephen R. Puckett                4,553(3)         1.7%        $14.44      4/28/02  $      10,523     $      30,496
                                 47,590(4)         17.9         13.13      4/28/07        392,819           995,481


David Crane                      30,000(5)        11.3%        $13.13      4/28/07   $    247,627      $    627,536


Charles W. (Todd) Johnson         8,306(6)         3.1%        $13.13      4/28/07  $      68,560      $    173,744


Richard J. Post                  50,000(7)        18.8%        $13.13      4/28/07   $    412,712      $  1,045,893

                                                                                           ----            ----
R. William Moore, Jr.           ------           ----          ----        ----

--------------------

                                    PART III

================================================================================


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

                                    PART III

================================================================================

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

                                 Aggregated Option Exercises in Last Fiscal Year and
                                            Fiscal Year-End Option Values

                                                            Number of Securities Underlying       Value of Unexercised
                                                             Unexercised Options at Fiscal       In-the-Money Options at
                                                                      Year-End (#)               Fiscal Year-End ($)(1)
                              Shares
                             Acquired
                                on            Value
        Name               Exercise (#)  Realized($)(2)      Exercisable   Unexercisable       Exercisable   Unexercisable
        ----               ------------  --------------      -----------   -------------       -----------   -------------
Stephen R. Puckett           -------          -------           30,095           147,596      $    88,580    $    557,489
David Crane                  -------          -------           89,995           128,259        1,089,034         752,953
Charles W. (Todd)            -------          -------            5,746            43,255            4,022         128,164
Johnson
Richard J. Post              -------          -------            6,249            43,751           24,215         169,535
R. William Moore, Jr.        -------          -------           11,925            23,229          111,688          80,224
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

                                    PART III

================================================================================


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

         Pursuant to an employment agreement dated September 24, 1996, as amended April 29, 2997, Richard J. Post is entitled to a base annual salary of $145,000 and is eligible to participate in an annual bonus compensation plan each year in accordance with the Company's senior executive compensation formula plan as implemented from time to time by the Compensation Committee of the Board of Directors. The employment agreement does not have a fixed term. The termination provisions of Mr. Post's employment agreement are the same as the termination provisions of the Employment Agreements with Messrs. Puckett, Crane and Johnson, including a provision with respect to a payment in the event of automatic termination of employment upon a "change of control" of the Company. Mr. Post's employment agreement also contains a geographically-broad, one-year covenant not to compete and provisions restricting his use of confidential information gained while in the employ of the Company

         Pursuant to an employment agreement dated March 9, 1994, R. William Moore, Jr. Is entitled to an annual salary of $100,000, which amount is to be reviewed and adjusted from time to time. Mr. Moore is also entitled to participate in an annual bonus compensation plan each year of his employment. The employment agreement with Mr. Moore does not have a fixed term. If the Company terminates his employment for any reason other than cause, the Company must continue to pay his salary on a monthly basis and all accrued bonus for a period of nine months following the date of termination unless he shall become employed during such nine-month period and begin earning an amount equal to at least 75% of his annual salary under the agreement. Mr. Moore's employment agreement contains a 18-month covenant not to compete and provisions restricting his use of confidential information gained while in the employ of the Company.

                                    PART III

================================================================================

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

                                    PART III

================================================================================


Item 12 - Security Ownership of Certain Beneficial Owners and Management

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

                                    PART III

================================================================================

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

         (7) The address of Crown Advisors Ltd. is 60 East 42nd Street, New York, New York 10165. The number of shares shown as beneficially owned is based upon information provided to the Company by Crown Advisors Ltd. Includes 402,400 shares held by certain investment partnerships for which Crown Advisors Ltd. serves as investment advisor, and as to which Crown Advisors Ltd. has shared voting and investment power, 294,100 shares held by a co-advisor to such partnerships and 13,763 shares held by an affiliate of Crown Advisors Ltd.

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

                                    PART III

================================================================================


Item 13 - Certain Relationships and Related Transactions

         None

                                     PART IV
================================================================================







Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Included with this 10-K Report are the following Consolidated Financial
Statements:

                                                                                                            Page

o    Report of Independent Auditors                                                                          34

o    Consolidated  Statements of Income -- For the Years Ended  September 30, 1995, 1996 and 1997            35

o    Consolidated Balance Sheets as of September 30, 1996 and 1997                                           36


o    Consolidated Statements of Shareholders' Equity -- For the Years Ended September 30, 1995, 1996
     and 1997                                                                                                37

o    Consolidated Statements of Cash Flows -- For the Years Ended September 30,
     1995, 1996 and 1997                                                                                     38

o    Notes to Consolidated Financial Statements -- For the Years Ended September
     30, 1995, 1996 and 1997                                                                                 39


(a)(2) Included with this 10-K Report is the following Consolidated Financial
Statement schedule:


o    Report of  Independent  Auditors  on  Supplemental  Schedule  (included  in
     Consent of Ernst & Young LLP, independent  auditors,  filed as Exhibit 23.1
     herewith)                                                                                              --




o    Schedule  II - Valuation  and  Qualifying  Accounts  for the years ended                                74
     September 30, 1995, 1996 and 1997


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


(c)   Exhibits

                  Previously Filed
                  With File Number
                      0-25176 *
             ----------------------------

   Exhibit        In             As
     No.        Document       Exhibit                                Exhibit Description
   -------      --------       -------                                -------------------
     3.1          (1)           3.1       Articles of Incorporation of the Company, as amended and restated.
     3.2          (1)           3.2       Bylaws of the Company, as amended and restated.
     4.1          (1)           4.1       Form of Common Stock Certificate.

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


                                     PART IV
================================================================================

                  Previously Filed
                  With File Number
                      0-25176 *
             ----------------------------
                   In           As
 Exhibits       Document      Exhibit                                Exhibit Description
 --------       --------      -------                                -------------------

  10.9**          (1)          10.35      MedCath Incorporated 1992 Incentive Stock Option Plan.
  10.10**         (1)          10.36      MedCath Incorporated 1994 Omnibus Stock Plan.
  10.11**         (1)          10.37      MedCath Incorporated Outside Director's Stock Option Plan.
  10.12**         (1)          10.38      Option granted by the Company to W. Jack Duncan, dated September 8, 1994.
   10.13          (1)          10.39      Stock  Purchase  Agreement  dated as of  October  1, 1994 by and among the
                                          Company and each of the shareholders of PhysMed Management Services, Inc.
   10.14          (1)          10.41      Shareholders'  Agreement  dated as of  October  1,  1994 by and  among the
                                          Company and the shareholders of PhysMed Management Services,  Inc. parties thereto.
   10.15          (1)          10.42      Amended and Restated  Management  Agreement dated as of October 1, 1994 by and between AMC and PhysMed Management Services, Inc.
   10.16          (1)          10.43      Security  Agreement  dated as of  October 1, 1994 by and  between  AMC and
                                          PhysMed Management Services, Inc.
   10.17          (1)          10.44      Guaranty  Agreement dated as of October 1, 1994 by the Company extended to
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


                                     PART IV
================================================================================

                  Previously Filed
                  With File Number
                      0-25176 *
             ----------------------------
                   In           As
 Exhibits       Document      Exhibit                                Exhibit Description
 --------       --------      -------                                -------------------

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
 10.34***         (7)          10.49      Service Agreement dated July 31, 1996 by and between Physician  Management of McAllen, Inc. and Heart Clinic, P.A.
   10.35          (7)          10.50      Convertible  Subordinated  Promissory  Note from MedCath  Incorporated  to
                                          Heart Clinic, P.A. in the amount of $6,359,958.
   10.36          (7)          10.51      Convertible  Subordinated  Promissory  Note from MedCath  Incorporated  to
                                          Heart Clinic, P.A.
   10.37          (8)            10       Operating  Agreement of the Phoenix  Company  dated January 6, 1997 by and among AHH Management, Inc. and several other parties thereto.
   10.38          (9)          10.1       Standard Form of Agreement  between Owner and  Contractor  dated as of May
                                          5, 1997,  by and  between  the  Phoenix  Company  and Chanen  Construction
                                          Company.

   10.39         (11)          10.39      Standard Form of Agreement between Owner and Contractor dated as of
                                          September 9, 1997, by and between the Bakersfield Company and S.C.
                                          Anderson, Inc. (In accordance with Rule 202 of Regulation S-T, this exhibit is being filed in paper pursuant to a continuing hardship exemption.)

   10.40         (11)          10.40      Standard Form of Agreement between Owner and Contractor dated as of August
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



                                     PART IV
================================================================================


                  Previously Filed
                  With File Number
                      0-25176 *
             ----------------------------
                    In         As
 Exhibits       Document     Exhibit                                Exhibit Description
 --------       --------     -------                                -------------------

   10.41         (11)          10.41      Operating  Agreement  of the Dayton  Company  dated  March 20, 1997 by and among DTO Management, Inc. and several other parties thereto.
   10.42         (11)          10.42      Credit  Agreement  dated as of July 28,  1997 by and among the  Company and
                                          NationsBank, N.A., as agent for several other lenders thereto.
   10.43         (11)          10.43      Note dated as of July 28, 1997 from the Company to  NationsBank,  N.A.,  as agent for several other lenders thereto in the amount of $20,000,000.
   10.44         (11)          10.44      Loan Agreement  dated as of August 7, 1997 by and among the Phoenix Company and NationsBank, N.A, as agent for several other lenders thereto.
   10.45         (11)          10.45      Construction Loan Notes dated as of August 7, 1997 from the Phoenix Company to  NationsBank,  N.A. and several other  lenders  thereto in the amount of
                                          $27,545,000 in the aggregate.
   10.46         (11)          10.46      Working  Capital  Loan  Notes  dated as of August 7, 1997 from the  Phoenix
                                          Company to  NationsBank,  N.A.  and several  other  lenders  thereto in the amount of $2,500,000 in the aggregate.
   10.47         (11)          10.47      Share Exchange  Agreement and Plan of  Reorganization  dated as of June 30,
                                          1997 by and among Shareholders of Pima Heart Associates and the Company.
   10.48         (11)          10.48      Service  Agreement  dated as of June  30,  1997  between  Pima  Heart
    ****                                  Associates and the Company.
   10.49         (11)          10.49      Liquidated Damages Agreement dated as of June 30, 1997 by and among
    ****                                  Shareholders of Pima Heart  Associates and the Company.
   10.50         (11)          10.50      Services and Billing  Agreement  dated as of October 1, 1997 between the
                                          Tucson Company and the Tucson Cath Lab Company.
   10.51         (11)          10.51      Lease  Agreement  dated as of October 1, 1997  between the Tucson  Company and the Tucson Cath Lab Company.
  10.52 **       (11)          10.52      Employment  Agreement  dated as of  October  1,  1997 by and  between  the
                                          Company and Stephen R. Puckett.
 10.53 **        (11)          10.53      Employment  Agreement  dated as of  October  1,  1997 by and  between  the
                                          Company and David Crane.
 10.54 **        (11)          10.54      Employment  Agreement  dated  as of  April  29,  1997 by and  between  the
                                          Company and Richard J. Post.
 10.55 **        (11)          10.55      Employment  Agreement  dated as of  October  1,  1997 by and  between  the
                                          Company and Charles W. Johnson.
 10.56 **        (11)          10.56      Employment  Agreement dated as of March 9, 1994 by and between the Company and R. William Moore, Jr.
 10.57 **        (11)          10.57      Employment  Agreement  dated as of  August  28,  1995 by and  between  the
                                          Company and Thomas K. Hearn.
 10.58 **        (11)          10.58      Employment  Agreement  dated  as of  August  7,  1997 by and  between  the
                                          Company and Kenneth Petronis.



                  Previously Filed
                  With File Number
                      0-25176 *
             ----------------------------
                 In         As
 Exhibits     Document    Exhibit                                Exhibit Description
 --------     --------    -------                                -------------------

   10.59         (11)          10.59      First Amendment dated February 4, 1997, to the  Construction  and Term Loan
                                          Agreement dated December 7, 1995 between the Little Rock Company and Health
                                          Care REIT, Inc.
   21.1          (11)          21.1       Subsidiaries of the Company.
   23.1                                   Consent of Ernst & Young LLP, independent auditors.
    27           (11)          27         Financial Data Schedule (included in the EDGAR filing only.)

-----------------------------

*        Incorporated herein by reference.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.


***      Portions  of  these   agreements  have  been  deleted   pursuant  to  a
         previously-approved request for confidential treatment.

**** Portions of these agreements have been deleted pursuant to a request for confidential treatment made under rule 24b-2 under the securities exchange act of 1934, as amended.

-----------------------------

(1)   Registration Statement on Form S-1.
(2)   Form 10-Q for the quarterly period ended December 31, 1994.
(3)   Form 8-K dated April 9, 1995.
(4)   Form 10-Q for the quarterly period ended December 31, 1995.
(5)   Form 10-K for the year ended September 30, 1995
(6)   Form 8-A dated October 18, 1996.
(7)   Form 10-K for the year ended September 30, 1996
(8)   Form 10-Q for the quarterly period ended March 31, 1997.
(9)   Form 10-Q for the quarterly period ended June 30, 1997.
(10)  Form 8-A/A Amendment No. 1 dated September 12, 1997
(11) Form 10-K for the year ended September 30, 1997 as previously filed on December 24, 1997.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MEDCATH INCORPORATED


Date                           Signature and Title
---------                      -------------------

July 7, 1998                   By /s/ Richard J. Post
                                 ---------------------------
                                 Chief Financial Officer, Secretary,
                                 and Treasurer

                                           MedCath Incorporated


                             Schedule II - Valuation and Qualifying Accounts
                                              (in thousands)




                                                                  Additions
                                                      -----------------------------------
                                         Balance at     Charged to    Charged to Other                 Balance at End
                                        Beginning of     Costs and        Accounts        Deductions         of
Description                                Period        Expenses        (Describe)       (Describe)       Period
-----------------------------------------------------------------------------------------------------------------------
Deducted from assets:
   Allowance for losses in collection
     of current accounts receivable
   Year ended September 30, 1995                $40           $24             -                -               $64
   Year ended September 30, 1996               $64           $735             -             $382 (1)          $417
   Year ended September 30, 1997              $417         $2,083             -          $ 1,011 (1)        $1,489

(1)  Uncollectible accounts written off.

