Form 10-Q/A
period 1997-12-31
MEDCATH INC
filed 1998-07-09
CIK 931782

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549


                                FORM 10-Q/A NO. 1


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


                                FORM 10-Q/A NO. 1


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

                              MEDCATH INCORPORATED
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
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
                                                                          =============================



SEE ACCOMPANYING NOTES.

                              MEDCATH INCORPORATED
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
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
                                                                               ========================     =======================



SEE ACCOMPANYING NOTES.

                              MEDCATH INCORPORATED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)






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
                                                                     ===================  ==================


SEE ACCOMPANYING NOTES.

                              MEDCATH INCORPORATED
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1997




NOTE 1- GENERAL


The accompanying unaudited condensed consolidated financial statements of MedCath Incorporated (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements of the unaudited interim periods include all adjustments necessary for fair presentation of results for the periods and all such adjustments are of a normal recurring nature. The accompanying unaudited condensed consolidated results of operations for the three month period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (as amended) for the year ended September 30, 1997. Unless otherwise specified, capitalized terms used herein are used as defined in such Annual Report on Form 10-K (as amended).


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

NOTE 3 - LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                            1997               1997
                                                                     ------------------- -------------------
   The REIT Loans (as defined below)                                 $         58,781        $    67,580
   The Phoenix Loan (as defined below)                                         11,133             23,020
   Convertible Subordinated Debt                                                4,452              4,452
   Notes payable to various equipment lenders                                  27,638             40,439
   Other notes payable                                                            202                168
                                                                      ------------------- -------------------
                                                                              102,206            135,659
    Less current portion                                                       (5,503)           (11,195)
                                                                      ------------------- -------------------
                                                                        $      96,703        $   124,464
                                                                      =================== ===================


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

NOTE 4 - BUSINESS COMBINATIONS AND NEW OPERATIONS


In October 1997, the Company acquired a management service organization, through the issuance of common stock valued at approximately $7 million, which changed its name to MedCath Physician Management, Inc., ("MPM"). MPM has a 40-year contract to manage Pima Heart Associates ("Pima Heart"), the Company's fourth Managed Practice. Pima Heart is a 17-member cardiologist group located in Tucson, Arizona. Pima Heart is a full service cardiology group that comprises more than half of the cardiologists in the Tucson market place. The intangible asset represented by the management contract acquired is being amortized over a 40-year period, which is the remaining term of the management contract. The Company accounted for the acquisition as a purchase business combination. The Company's consolidated results of operations and financial position include the operating results, which are not significant, of MPM from the date of acquisition.


In October 1996, the Company agreed to issue a contingent convertible subordinated promissory note in connection with the acquistion of a 40-year contract to manage Heart Clinic, P.A. ("Heart Clinic") a multi-physician cardiologist group located in McAllen, Texas. The $1,567,000 note was issued in January 1998. The amount of this note was calculated based on "Standard Net Production Levels" for each physician practicing in Heart Clinic and was required to be made regardless of the employment status with the practice at the time of payment, assuming that the production levels were met, and was not a profit sharing agreement. Accordingly, this additional amount was considered an addition to the acquisition cost of the management contract, will be recorded as an intangible asset and will be amortized over the remaining term of the management contract.


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

Net revenue in the Practice Management Division increased $2.2 million, or 47.0% to $7.1 million in the first quarter of 1998 from $4.9 million in the first quarter of 1997. This increase was primarily attributable to the October 1997 acquisition of the contract to manage Pima Heart. All other changes in net revenue of individual Managed Practices over the prior period were not significant.

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


Income from operations in the Practice Management Division increased $12,000 or 2.3% to $543,000 in the first quarter of 1998. The increase is attributable primarily to income from the contract to manage Pima Heart, which was acquired in October 1997. Operating and EBITDA margins in the Practice Management Division decreased to 7.6% and 10.2%, respectively, in the first quarter of 1998, from 10.9% and 13.2%, respectively, in the first quarter of 1997. These decreases are due to the structure of the contract to manage Pima Heart which includes in its revenue the reimbursement of expenses incurred in managing the practice thus impacting the overall margins of the Division.


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


(a)    Exhibits*

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

       * All exhibits have been included on Form 10-Q for the quarterly period ended December 31, 1997, as previously filed on February 11, 1998.

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



                                     MEDCATH INCORPORATED


DATE                                 SIGNATURE AND TITLE



July 7, 1998                        /s/  Richard J. Post
                                    -----------------------
                                         Richard J. Post
                                         Chief Financial Officer, Secretary and
                                         Treasurer