Form 10-Q/A
period 1998-03-31
MEDCATH INC
filed 1998-07-09
CIK 931782

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

Yes      X                  No
       ------                  -----


As of April 30, 1998, there were 11,787,571 Common Shares outstanding.

                                    MEDCATH INCORPORATED


                                     FORM 10-Q/A NO. 1


                                       March 31, 1998

                                     Table of Contents



                                                                                             Page
                                                                                             No.
                                                                                             ---

PART I - FINANCIAL INFORMATION (UNAUDITED)

   Item 1.  Condensed consolidated financial statements

             o Condensed consolidated statements of income                                      3

             o Condensed consolidated balance sheets                                            4

             o Condensed consolidated statements of cash flows                                  5

             o Notes to condensed consolidated financial statements                           6-9


   Item 2.  Management's discussion and analysis of
                   financial condition and results of operations                            10-14

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                   15


          Signatures                                                                           16



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


The Company currently intends to early adopt SOP 98-5 on October 1, 1998. Upon adoption, the Company estimates it will incur a cumulative effect of a change in accounting principle that will range from $12.0 to $18.0 million. This estimate includes net cost capitalized as of March 31, 1998, costs to be capitalized from April 1, 1998 through September 30, 1998, and is net of additional amortization expected to be incurred from April 1, 1998 through September 30, 1998.

                              MedCath Incorporated
         Notes to Unaudited Condensed Consolidated Financial Statements
                 For the Three Month Period Ended March 31, 1998


Note 4 - Long-Term Debt
-----------------------

Long-term debt consisted of the following (in thousands):



                                                                        September 30,       March 31,
                                                                            1997               1998
                                                                     --------------------------------------


   The REIT Loans (as defined below)                                 $         58,781   $         74,043
   The Phoenix Loan                                                            11,133             27,643
   Convertible Subordinated Debt                                                4,452              6,019
   Notes payable to various equipment lenders                                  27,638             53,164
   Other notes payable                                                            202                131
                                                                     --------------------------------------
                                                                              102,206            161,001
   Less current portion                                                       (5,503)           (13,357)
                                                                     ======================================
                                                                        $      96,703      $     147,644
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
                                                      ==============================================================

Note 6 - Business Combinations and New Operations
-------------------------------------------------


In October 1997, the Company acquired a management service organization, through the issuance of common stock valued at approximately $7 million, which changed its name to MedCath Physician Management, Inc., ("MPM"). MPM has a 40-year contract to manage Pima Heart Associates ("Pima Heart"), the Company's fourth Managed Practice. Pima Heart is a 17-member cardiologist group located in Tucson, Arizona. The intangible asset represented by the management contract acquired is being amortized over a 40-year period, which is the remaining term of the management contract. The Company accounted for the acquisition as a purchase business combination. The Company's consolidated results of operations include the operating results and financial position, which are not significant, of MPM from the date of acquisition.

In October 1996, the Company agreed to issue a contingent subordinated promissory note in connection with the acquisition of a 40-year contract to manage Heart Clinic, P.A. ("Heart Clinic") a multi-physician cardiologist group located in McAllen, Texas. The $1,567,000 note was issued in January 1998. The amount of this note was calculated based on "Standard Net Production Levels" for each physician practicing in Heart Clinic and was required to be made regardless of the employment status with the practice at the time of payment, assuming that the production levels were met, and was not a profit sharing agreement. Accordingly, this additional amount was considered an addition to the acquisition cost of the management contract, is recorded as an intangible asset and is being amortized over the remaining term of the management contract.

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


In January 1998, MPM acquired a 40-year contract to manage a seven-physician cardiology practice, Valley Cardiology, Inc. ("Valley Cardiology"), located in McAllen, Texas, for approximately $5.5 million in cash and equity. Valley Cardiology is the Company's fifth Managed Practice. The intangible asset represented by the management contract acquired is being amortized over a 40-year period, which is the remaining term of the management contract. The Company's consolidated results of operations and financial position include the management fees earned under this contract from the date of acquisition.


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


In April 1998, the Company announced that it had completed a transaction with Dayton, Ohio-based Dayton Heart Center, Inc., under which MedCath would provide long-term management services to the group of 11 cardiologists. Dayton Heart Center, Inc. is the Company's sixth Managed Practice.


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

Results of Operations
---------------------

The following table sets forth, for the periods presented, the percentage of the Company's net revenue represented by the net revenue of each of the Company's operating divisions and by certain items reflected in the Unaudited Condensed Consolidated Statements of Income:



                                                             Three Months Ended             Six Months Ended
                                                                     March 31,                      March 31,
                                                        -------------------------------------------------------------
                                                             1997           1998           1997           1998
                                                        -------------------------------------------------------------
Net revenue:
   Diagnostics Division                                        36.8%          18.6%         38.7%           19.4%
   Practice Management Division                                18.4           18.3          19.7            17.9
   Hospital Division                                           44.8           62.5          41.6            61.9
   Corporate and Other                                          -              0.6           -               0.8
                                                        -------------------------------------------------------------
         Total net revenue                                    100.0%         100.0%        100.0%          100.0%

Operating expenses:
   Medical supplies, personnel & other operating expense       66.7           68.0          65.6            68.7
   Depreciation and amortization expense                       10.2           11.3          10.0            11.8
   Provision for doubtful accounts                              1.8            2.8           1.9             3.1
   Marketing, general and administrative expense                6.7            4.4           7.5             4.6
                                                        -------------------------------------------------------------
         Total operating expenses                              85.4           86.5          85.0            88.2

                                                        -------------------------------------------------------------
Income from operations                                         14.6           13.5          15.0            11.8

Interest expense                                               (3.1)          (5.3)         (3.1)           (5.5)
Interest income                                                 2.2             0.8          2.5             1.0
Minority interest in earnings of consolidated entities         (1.0)          (3.2)         (1.7)           (1.9)
                                                        -------------------------------------------------------------
Income before income taxes                                     12.7            5.8           12.7            5.4
Provision for income taxes                                     (4.8)          (2.3)          (4.9)          (2.1)
                                                        -------------------------------------------------------------
Net income                                                     7.9%           3.5%           7.8%           3.3%
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


Results of Operations (continued)
---------------------------------

Net revenue


Consolidated net revenue for the second quarter and six months ended March 31, 1998, increased 86.1% to $49.7 million and 82.6% to $90.5 million, respectively, over the comparable prior year periods. The respective increases of $23.0 million and $40.9 million are primarily attributable to increased net revenue in the Hospital Division. The increase in net revenue in the Hospital Division is primarily due to the March 1997 opening of the Company's second Heart Hospital, the Arkansas Heart Hospital, which generated net revenue of $13.6 million and $25.6 million for the second quarter and six months ended March 31, 1998. Additionally, net revenue at the McAllen Heart Hospital for the second quarter and six months ended March 31, 1998, increased 16.7% to $12.5 million and 17.0% to $22.7 million, respectively, over the comparable prior year periods, due primarily to increased procedure volumes. The Tucson Heart Hospital, which opened in October 1997, generated net revenue of $4.9 million and $7.7 million for the second quarter and six months ended March 31, 1998 and provided the remaining increase in net revenue in the Hospital Division.

Net revenue in the Practice Management Division for the second quarter and six months ended March 31, 1998, increased 85.3% to $9.1 million and 66.3% to $16.2 million, respectively, over the comparable prior year periods. The respective increases of $4.2 and $6.5 million are primarily attributable to the October 1997 acquisition of the contract to manage Pima Heart and to the January 1998 acquisition of the contract to manage Valley Cardiology. All other changes in net revenue of individual Managed Practices over the prior periods were not significant.


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



Income from operations in the Practice Management Division for the second quarter and six months ended March 31, 1998, increased 38.2% to $889,000 and 22.0% to $1.4 million, respectively, over the comparable prior year periods. This increase is primarily due to income from the contracts to manage Pima Heart and Valley Cardiology, which were acquired in October 1997 and January 1998, respectively. The Practice Management Division's operating margins for the second quarter and six months ended March 31, 1998, decreased to 9.8% from 13.1%, and to 8.8% from 12.0%, respectively, over the comparable prior year periods. The Practice Management Division's EBITDA margins for the second quarter and six months ended March 31, 1998, decreased to 12.5% from 15.5%, and to 11.5% from 14.4%, respectively, over the comparable prior year periods. These decreases are due to the structure of the contract to manage Pima Heart which includes in its revenues the reimbursement of expenses incurred in managing the practice thus impacting the overall margins of the Division.


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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

             (a)    Exhibits*

                    10.1** Master Transaction Agreement dated December 12, 1997 by and between MedCath Physician Management, Inc. and Valley Cardiology, P.A.

                    10.2** Service Agreement dated December 12, 1997 between
                           MedCath Physician Management, Inc. and Valley Cardiology, P.A.

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

                    10.5 Agreement and Plan of Merger dated as of March 12, 1998 by and among the Company, MCTH Acquisition, Inc. and MedCath Holdings, Inc.


                    27     Financial Data Schedule (EDGAR version only)

                  * All exhibits have been included on Form 10-Q for the
                    quarterly period ended March 31, 1998, as previously filed on May 7, 1998.

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